Form 10KSB
period 1996-12-31
RENU U INTERNATIONAL INC
filed 1997-07-08
CIK 108473

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB
               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1996
                        Commission File number 1-7301

      Renu-U International, Inc. (formerly Zhou Lin International, Inc.)
            (Exact name of Registrant as Specified in its Charter)

            Delaware                              75-1329265
(State or other jurisdiction of              I.R.S. Employer Identification
incorporation or organization)               Number

        3789 South 500 West, Salt Lake City, Utah                     84115
      (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: (801) 262-5052

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.            Yes      X          No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $1,512.00.

     The aggregate market value of voting stock held by non-affiliates (3,644,491 shares) of the registrant, based upon the closing sales price of the registrant's common stock as reported on the NASD Bulletin Board on May 19, 1997, was approximately $1,366,684.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 19, 1997: 9,961,241.

                              TABLE OF CONTENTS
PART I


Item 1.  Business............................................................3

Item 2.  Properties..........................................................8

Item 3.  Legal Proceedings...................................................8

Item 4.  Submission of Matters to a Vote of Security Holders.................8

PART II


Item 5.  Market for Company's Common Equity and Related Stockholder Matters..9

Item 6.  Plan of Operations..................................................9

Item 7.  Financial Statements ..............................................10

Item 8.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................................10

PART III


Item 9.   Directors, Executive Officers, Promoters and Control Person;
         Compliance with Section 16(a) of the Exchange Act..................10

Item 10.  Executive Compensation............................................12

Item 11.  Security Ownership of Certain Beneficial Owners and Management....12
Item 12.  Certain Relationships and Related Transactions....................12

Item 13.  Exhibits and Reports on Form 8-K..................................13

FINANCIAL STATEMENTS........................................................15
ITEM 1.  BUSINESS


     BUSINESS PLAN

     The Company is currently preparing to enter the business of owning and operating pain management and physical wellness centers (hereafter "the Centers"). The Centers will focus on providing physical and nutritional consultation and treatment through, in large part, Bio-Resonance Therapy Devices. The business plan for this new venture has not been fully developed at this time. Further development in the plan will occur after the Company opens its first Center, which is expected in June of 1997.

     CORPORATE HISTORY

     The Registrant has experienced several changes in management and control since its inception in 1971. During such transitions, some of the corporate records have been lost or misplaced and the Registrant does not have complete records with regard to its historical activities. The following chronology is derived from corporate records in the possession of current management and from historical financial statements and periodic reports filed with the Commission. Such chronology is accurate to the best knowledge of current management who has been associated with the Registrant since 1986.

     Renu-U International, Inc. (the "Registrant" or "the Company") was incorporated under the laws of the State of Delaware on June 14, 1971 under the name of Worldcom, Inc. On February 8, 1972, after approval of the stockholders of both corporations, Worldcom, Inc. ("Worldcom") effected a statutory merger with Strategic Metals Research, Inc. ("Strategic"), a publicly-held Utah corporation. Under the terms of the merger, Registrant issued 300,000 of its common shares in exchange for all 4,825,800 of the Strategic shares then outstanding (excluding fractional shares) on an exchange ratio of one Worldcom share for each 16,086 Strategic shares. Worldcom was specified as the survivor. The agreement of merger was filed in Delaware and Utah on or about February 8, 1972. Strategic was effectively merged into Worldcom and its existence as a separate Utah corporation was terminated. The transfer records of the Registrant indicate that after the 1972 merger, Worldcom shares were traded in the over-the-counter securities market then having approximately 3,596 stockholders.

     The registrant filed a Form 10 registration statement with the Securities and Exchange Commission in May of 1972 and filed annual reports until April 1976. Registrant discontinued its operations after 1976 and was inactive from approximately 1976 until June 1988. On August 6, 1982, Registrant's records indicate that its Articles of Incorporation were amended changing its name from Worldcom, Inc., to Charter West Corporation ("Charter") and increasing the authorized shares of common stock from 5,000,000 shares of $.10 par value per share to 50,000,000 shares of $.001 par value per share.

     A special meeting of the stockholders was held on June 22, 1983, to present to stockholders a proposal offered by the officers of Selinger Pharmaceuticals, Inc. ("Selinger"), a privately held Illinois corporation, to effect a plan and agreement of business reorganization as between Selinger and Charter. The form of the reorganization as presented in the notice of meeting was a statutory merger between the two companies contemplating a merger of Selinger into Charter with Charter as the survivor, with a change of Registrant's name to Selinger Pharmaceuticals, Inc., and the issuance of 1,058,000 new shares (20% of the total outstanding post-merger shares) to existing stockholders of Charter in exchange form their 1,058,000 Charter shares; and the issuance of 4,232,000 new shares (80% of the total past merger shares) to the stockholders of Selinger.

     At the special meeting of June 22, 1983, the form of the proposed reorganization was changed (with no change in the total or percentages of shares to be issued), and Charter agreed to acquire all of the assets, and assume all of the liabilities of Selinger. In addition, the shareholders approved the change of name of the Registrant from _Charter West Corporation_ to "Selinger Pharmaceuticals, Inc." and the capitalization 50,00,000 common shares with a par value of one mil ($.001).

     On June 23, 1983, the Plan and Agreement of Reorganization (the "Plan") was executed by the respective corporations. The Amendments to the Articles of Incorporation of the Registrant was executed and filed with the Secretary of State of Delaware January 20, 1984.

     Subsequent to the shareholders meeting of June 22, 1983, it was discovered by Registrant's newly elected officers and directors that he Registrant was a reporting company under Section 12(g) of the Securities Exchange Act of 1934 and that no reports had been filed since 1975. Registrant's management then commenced an audit of the Registrant, and on November 12, 1984, the Directors adopted a resolution approving a Rescission Agreement to rescind the plan and to accept the return of the 4,232,000 shares issued to the stockholders of Selinger, as described above, subject to ratification by the shareholders of Registrant at a future shareholders' meeting to be held subsequent to the completion of the audit of Registrant's financial statements for the year ended December 31, 1984, and the filing of the corresponding Form 10-K.

     An annual meeting of the shareholders was held on June 21, 1985, pursuant to call and notice. However, the call and notice excluded those former shareholders of Selinger Pharmaceuticals, Inc., (Illinois) who received shares of Registrant in the above reorganization with Selinger (Illinois). At the shareholders meeting on June 21, 1985, the shareholders (excluding those holding shares received in the reorganization with Selinger (Illinois)) approved and ratified the rescission of that Plan and Agreement of Reorganization dated June 23, 1983, whereby the Registrant would acquire all of the assets of Selinger Pharmaceuticals, Inc., an Illinois corporation, in consideration for the issuance by Registrant of 4,232,000 of its theretofore authorized but unissued common stock. Said Shareholders ratified the rescission by casting 619,250 affirmative votes, with 187 negative votes cast with respect thereto.

     Management of the Registrant was subsequently informed by legal counsel that despite the Rescission Agreement executed between Registrant and Selinger Pharmaceuticals, Inc. (Illinois) and the subsequent ratification by the shareholders of the Registrant (excluding those shareholders of Selinger Pharmaceuticals, Inc. (Illinois) who obtained shares of the Registrant through the reorganization of June 23, 1983), the shares of the Registrant would be treated as issued and outstanding until such time as the shares had been physically returned and canceled or an indemnification letter, in a form satisfactory to counsel had been submitted by said shareholder representing return of said shares for cancellation.

     Management of the Registrant has attempted to retrieve the stock certificates representing the 4,232,000 shares issued to the shareholders of Selinger (Illinois) or to obtain an indemnification letter for such certificates. By December 31, 1988, management had canceled 3,288,909 of such shares.

     Management reached an agreement with Donald Mayer on or about May 28, 1986 that 121,147 shares issued to him or his nominees pursuant to said reorganization will be retained by him for past services to the Registrant unrelated to the reorganization and will not be canceled.

     At a Special Meeting of the Directors held on October 9, 1985, the Directors agreed to acquire all of the shares of Selinger Development, Inc., a Utah corporation, from Dr. Eric Brown. The Registrant agreed to issue 500,000 shares of its common stock in return for 1,000 shares of Selinger Development, Inc. which represented all of the issued and outstanding shares of such company.

     Following said Resolution, an Agreement and Plan of Reorganization was executed by the parties in October 1985, to effect the transaction. On or about May 28, 1986, by Agreement of the Registrant and Dr. Eric Brown, the Agreement of Reorganization entered into in October 1985, by the Registrant to acquire all of the stock of Selinger Development, Inc., a Utah corporation, consisting of 1,000 shares in exchange for 500,000 shares of the Registrant was rescinded and the 1,000 shares of Selinger Development were returned to Dr. Brown. Dr. Brown subsequently returned the 500,000 shares of common stock of the Registrant, which shares were canceled.

     During 1987 the Registrant did not engage in any operations other than to seek suitable business ventures to acquire or opportunities in which the Registrant can participate. During February and March of 1987 the Registrant raised $30,000 in a private placement of 120,000 shares of its common stock. The proceeds of the private placement were used for the purposes of searching for a business opportunity, and to bring the Company into state and federal regulatory compliance through financial audits and filings with the Securities and Exchange Commission.

     On June 7, 1988 the Registrant entered into an Agreement and Plan of Reorganization whereby the Registrant acquired all of the shares of UroMedic Incorporated, a Delaware Corporation, in exchange for 5,676,750 shares of the Registrant. At a special meeting of the Registrant's shareholders, the shareholders elected new directors, approved the acquisition and a name change from Selinger Pharmaceutical, Inc. to ProMedica, Inc. As a result of the acquisition, to the Registrant became the parent company for UroMedic. Through mid 1989 the Registrant did not have any operations aside from those of Uromedic which operates a clinic for the diagnosis and treatment of male sexual dysfunction.

     In October of 1989 the Registrant entered into a Rescission Agreement, effective January 1, 1989, rescinding the acquisition of Uromedic. Pursuant to the Agreement, Dr. John Hunter canceled 5,776,750 shares issued pursuant to the 1988 acquisition. Simultaneous with the Rescission, Frank Nelson was appointed President and remained the Company's sole officer and director. Subsequently, the Board authorized issuance of 5,776,750 shares to Frank Nelson for cancellation of an officer loan.

     In 1993 the Company issued 30,360,183 to 26 residents of Taiwan. These shares were issued with the understanding that the Company would receive $4,635,000. These subscription funds, however, were never received by the company. Pursuant to the transaction, George Yang was appointed president and director of the Registrant. Due to the non-receipt of subscription funds, Mr. Yang returned 23 of the 26 certificates that were issued. The remaining 3 certificates were canceled from the books and records of the Registrant. On February 3, 1994, at a special meeting of the Registrant's board of directors, Mr. Yang was removed from his position as an officer and director and Frank Nelson was appointed as President.

     As reported on Form 8-K on September 23, 1994, in June 1994 the Company entered into an Acquisition Agreement and Plan of Reorganization with Beijing Zhou Lin Bio-Frequency Spectrum Corporation (hereafter "Zhou Lin"). Pursuant to the Agreement, the Company acquired all of the equity of Zhou Lin, which is a corporation organized in 1991 in the People's Republic of China and engaged in the business of research, development, manufacturing and marketing of bio-frequency spectrum physiotherapy products. A total of 40 million shares were
issued for the acquisition.   In November of 1994 the Company held a Special
Meeting of the Shareholders wherein they elected new directors and authorized a change in the name of the Company to Zhou Lin International, Inc.

     In February 1995 a dispute developed between the Company and Zhou Lin management, which was disclosed in the Company's report on Form 8K dated March 6, 1995. The dispute resulted in both parties agreeing that the acquisition has been rescinded, and the newly elected directors renouncing their elections and appointments. Additionally, the 40 million shares issued in the acquisition have been returned and canceled. Frank Nelson and Jianmin Lu remained in their positions as directors, Mr. Nelson being appointed President and Mr. Lu appointed as Secretary/Treasurer.

     In 1996, the Company commenced work with Dr. Jean-Francois Hibbert, of Harris, New York. This work has resulted in the Company developing a new business opportunity in the field of physical care and development. Consequently, the Company is working towards owning and operating pain management and physical wellness centers (hereafter "the Centers"). The Centers will focus on providing physical and nutritional consultation and treatment (see Plan of Operations).

ITEM 2.  PROPERTIES

     The Registrant currently owns no properties. The Company currently occupies approximately 1,000 square feet of office space for a monthly lease of $500.

ITEM 3.  LEGAL PROCEEDINGS


     There are no legal proceedings pending or threatened against Registrant to the knowledge of its officers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     A Special Meeting of Stockholders was held on December 20, 1996 for shareholders of record at November 15, 1996. At the meeting, a majority of the shareholders voted in favor of the following:

     1. To change the name of the Company from Zhou Lin International, Inc. to Renu-U International, Inc.

     2. To the creation of three classes of preferred stock, with the terms to be set by the Board of Directors.

     3. To authorize a reverse split, up to 1 for 30 basis, at the discretion of the Board of Directors.

     4.  To elect directors to hold office for one year.

     5. To transact such other business as may properly come before the meeting or any adjournment or adjournments thereof.


                                   PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS


     Subsequent to the end of the fiscal year, the trading symbol was changed from ZLII to RNUI, is currently quoted at a $.375 offer. Though the Company has been unable to obtain historical quotation information for the Company's stock, it is management's recollection that the stock has been quoted at 1/8 bid for approximately two years. There has only been a limited public trading market for such stock for the preceding several years. As of such date, there were 9,961,241 shares of Common Stock outstanding held by 3,703 holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers. No dividends have been declared by the Registrant during the seven most recent fiscal years. The Registrant has no intention of paying cash dividends in the near future.

ITEM 6.  PLAN OF OPERATIONS


     In early 1996, the Company commenced work with Dr. Jean-Francois Hibbert. This work has resulted in the Company developing a new business opportunity in the field of pain management and physical wellness utilizing Bio-Resonance Therapy (_BRT_). Consequently, the Company is working towards owning and operating pain management and physical wellness centers (hereafter "the Centers") domestically and internationally.

     The business operation of the Company will be developed in two phases. Phase I includes the establishment of several of the treatment Centers. An initial Center will be located in New York for emphasis on the treatment of pain and sports medicine, with current intent to open subsequent Centers in Utah. Each Center will occupy approximately 2500 sq. feet of space and will be staffed by approximately six employees under the direction of a medical doctor. As the business develops, in Phase II the Company intends to license and franchise these Centers. The Center is scheduled to open in Tarrytown, New York in early June of 1997. The New York Center will be managed by Dr. Hibbert and will offer clients a complete fitness and wellness therapy package, including Bio Resonance Therapy, flexibility training, and nutrition consultation.

     Each Center will be equipped with Bio-Resonance Therapeutical devices. BRT devices were first developed in the far east in the 1970s. The Company and its consultants have modified the BRT device design (hereafter "Device") for use in the United States. The Device operates on 110 volts to generate an evenly heated pattern of energy field. The designers believe this field duplicates the natural energy field generated by the human body and, therefore, assists the human body to minimize or reduce pain and self heal. A BRT would be categorized under FDA guidelines as a non-invasive medical device. Some of the components for these Devices will be imported and then assembled in the United States exclusively for the Company. Management does not anticipate any difficulty in obtaining the necessary devices for the Centers. The Centers will primarily compete with medical facilities that focus on pain management and therapy. The Centers will be unique, however, in that they will provide BRT using the equipment designed by the Company.

     The Company is currently working with the manufacturer to develop a hand-held BRT unit. This smaller unit will operate under the same principals as the device installed in the Centers, but at significantly lower capacity. These smaller devices will be marketed through a variety of marketing channels for home use.


     The Registrant is currently conducting only limited business operations. At December 31, 1996, the Registrant had current assets of $53,229 and current liabilities of $45,991. The Company had total assets of $71,171 and total liabilities of $141,991. The increase in assets is due to a private placement of debentures in July of 1996. The liabilities consist of accounts payable for services provided to the Registrant for legal, accounting and stock transfer services. At December 31, 1995, the Registrant had no assets and $38,300 in total liabilities. The increase in liabilities primarily resulted from the private sale of debentures in July of 1996.

    In the summer of 1996, the Company privately raised $96,000 through the sale of debentures which are convertible into the Company's common stock at 75% of the average bid price for the ten trading days prior to conversion. The Registrant will need additional funding in order to pay its obligations, file periodic reports and continue its currently planned business of owning and operating pain management centers. The Registrant has not entered into any agreement for the provisions of such additional funding and no assurances can be given that such funding will be available to the Registrant on terms acceptable to it or at all.

ITEM 7.  FINANCIAL STATEMENTS

    The Registrant's audited balance sheets at December 31 1996, together with the related audited statements of operations, changes in stockholders' equity and cash flows for the years ended 1996 and 1995, are included herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

    There are no and have not been any disagreements between the Registrant and any of the accountants on any matter of accounting principles or practices or financial statement disclosure. In 1996 the Company appointed Orton & Company as its independent auditors. Kevin Orton, owner and managing auditor of Orton & Company was formerly a partner with the Company's previous auditing firm Jones, Jensen, Orton & Company. The appointment of Orton & Company was not the result of any dispute with the prior firm.




                    [This space intentionally left blank]

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

    The Executive Officers and Directors of the Company at the date of this filing are as follows:

                                                            Year First
          Name              Age         Position            Elected/Appointed


     Frank A. Nelson        75        President and Director          1983

     Jean-Franscois Hibber  39        Vice President and Dir.         1996

     Jianmin Lu             44        Vice President,                 1993
                                      Secretary, Treasurer
                                      and Director

     The term of office of each director is one year and until his successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is one year and until his successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal of the Board of Directors.

     FRANK A. NELSON, was first nominated as a director of the Company in 1983 and has served in various positions as President or Vice President since that time. Mr. Nelson attended the University of Utah for approximately four years, and then entered the military where he is was an infantry company commander during WWII, following which he entered the business of banking for the next forty years. Mr. Nelson is a former president of the Utah Bankers Association, and has been President of the Bank of St. George, St. George, Utah and Murray State Bank, Murray, Utah, and United Bank, also of Murray, Utah. Mr. Nelson is also former president Greenwich Pharmaceutical, Newport Pharmaceuticals, Inc., Natural Pharmaceuticals International, Inc., and Emdeko International, Inc.

     JIANMIN LU, was first appointed secretary, treasurer and a director in April 1993. Mr. Lu, a Chinese citizen, was born and raised in China and has lived in the United States since 1987. From 1991 to present, Mr. Lu has been self employed as a business consultant in international business and has provided consulting services to several companies, including Natural Pharmaceuticals International, Inc. and Sunrider International, Inc. From 1990 to 1991, he was an international consultant to C.I. Consulting , an affiliated company of Cannon Industries. Mr. Lu graduated from the University of Utah in 1989 with a Master in Business Administration. Prior to attending the University of Utah, Mr. Lu resided in Fuzhou, China where he was engaged in the private practice of law. Mr. Lu has also received the equivalent of a B.S. degree in metallurgical engineering from Shanghai University of Technologies in 1977.

     DR. JEAN-FRANCOIS HIBBERT, was appointed Vice President in 1996.   Dr.
Hibbert received his B.A. degree from Brown University in 1979 and his M.D. from the University of Massachusetts in 1983. He interned at the Bridgeport Hospital in Bridgeport Connecticut and completed his residency at the Yale School of Medicine/Medical Center in New Haven, Connecticut in 1986. He is certified as an emergency physician by the Diplomate Board of Certification in Emergency Medicine. Since 1988 Dr. Hibbert has served in the Community General Hospital in Harris, New York and is now the Assistant Director of Emergency Services.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Registrant under Rule 16a-3(d) during its most recent fiscal year and Forms 5, and amendments thereto, furnished to the Registrant with respect to its most recent fiscal year, there have been no failure to file reports on a timely basis as required by Section 16(a) during the fiscal year ended December 31, 1996, or since that time, except for the failure to file annual reports on Form 5. There have, however, been no changes in stock ownership of such persons required to file during those periods.

ITEM 10.  EXECUTIVE COMPENSATION


     During the fiscal year ended December 31, 1996, the Company's President and CEO received no salary or other compensation for his services. The Company's vice president, Mr. Lu, did receive $11,000 in advances toward travel expenses during the year, of which approximately $12,700 has been expended. There have been no transactions between the Registrant and any individual named in Item 9, except as set forth in this Item 10.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following is a list of security ownership of management and beneficial owners who owned or possessed voting control exceeding 5% of the Registrant's outstanding Shares at December 31, 1997, at which time the Company had 9,961,241 common shares outstanding.

Title             Name                    Amount               Percent
of Class          and Address             of Ownership        of Class


Common         Frank Nelson1                 6,176,750           62.0

               Jianmin Lu                            0            0.0

               Dr. Jean-Francois Hibbert        10,000             .1
               All Officers and Directors     6,186,750          62.1%
               as a group (3 persons)

(1)  Includes 5,776,750 held by the wife of Frank Nelson.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                   PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
FORM 8-K

                                                                           Page
     1.   Documents filed with this report:                                No.


        The following financial statements are included immediately following this report.

        Certified Public Accountant's Audit Report                         15
        Balance Sheets                                                     16
        Statements of Operations                                           17
        Statements of Changes in Stockholders' Equity                      18
        Statements of Cash Flows                                           20
        Notes to Financial Statements                                      21

     2. Reports on Form 8-K

        None

     3. Exhibit Index


                                  SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 18, 1997
                                        RENU-U INTERNATIONAL, INC.



                                        Frank Nelson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                     Title                         Date



                             President and Director         May 18, 1997
Frank Nelson                (Principal Executive Officer)


                             Secretary and Director         May 18, 1997
Jianmin Lu                   (Principal Accounting Officer)


                              Vice President and Director   May 18, 1997
Jean Francois Hibbert








                         Independent Auditors' Report





To the Board of Directors and Stockholders of Renu-U International, Inc. (formerly Zhou Lin International, Inc.)

We have audited the accompanying balance sheets of Renu-U International, Inc. (formerly Zhou Lin International, Inc.) (a development stage company) as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ending December 31, 1996 and 1995 and for the period January 1, 1983 (beginning of development stage) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renu-U International, Inc. (formerly Zhou Lin International, Inc.) as of December 31, 1996 and the results of its operations and cash flows for the years ended December 31, 1996 and 1995 and for the period January 1, 1983 (beginning of development stage) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no operating capital and has had no operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Orton & Company
Certified Public Accountants
Salt Lake City, Utah
May 6, 1997
                          RENU-U INTERNATIONAL, INC.
                        (A Development Stage Company)
                                Balance Sheet





                                    ASSETS


                                                             December 31,
                                                                 1996

Current Assets
 Cash                                                        $      53,229


Fixed Assets
 Office equipment (Note 1) (Note 3) (net)                           10,385


Other Assets
 Medical equipment (Note 3)                                          7,207
 Deposits (Note 4)                                                     350


                                                             $      71,171




                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                        $    45,991


Long term debt (Note 5)                                             96,000


Stockholders' Equity
  Preferred stock, $.10 par value 1,000,000 shares
    authorized, no shares issued or outstanding                          -
  Common stock $.001 par value, 100,000,000 shares
     authorized, 9,961,241 shares issued and outstanding             9,961
  Capital in excess of par                                         753,342
  Retained (deficit)                                              (834,123)

                                                                   (70,820)


                                                             $      71,171




                           RENU-U INTERNATIONAL, INC.
                        (A Development Stage Company)
                           Statements of Operations



                                                                  For the
                                                              Period During
                                                            the Development
                                                                Stage from
                                                            January 1, 1983
                                                                 Through
                                          December 31,         December 31,
                                      1996         1995            1996

Revenue:
  Interest income                   $     1,512  $     -   $         3,831


Expenses:
  Amortization and depreciation             516         -              591
  Bad debts                                -            -           18,000
  Consulting and professional fees       25,425       14,525       188,688
  Miscellaneous                            -            -            2,351
  Office and administrative               6,849        8,400        50,374
  Taxes                                     300         -              420
  Interest                                5,760          611        10,571
  Travel and entertainment               10,155         -           13,218
  Lease                                   2,690         -            2,690

     Total Expenses                      51,695       23,536       286,903

    Net Loss                        $   (50,183)   $ (23,536)   $ (283,072)

Net Loss Per Share (Note 1)         $      (.00)   $    (.00)   $     (.04)

Average shares outstanding            9,961,241    9,961,241     8,004,457




                                RENU-U INTERNATIONAL, INC.
                              (A Development Stage Company)
                            Statement of Stockholders' Equity


                                                         Capital     Retained
                                   Common Stock         In Excess    Earnings
                               Shares         Amount       Par      (Deficit)

Balance-January 1, 1983      1,058,680     $   1,059    $ 549,992 $  (551,051)

Issuance of common stock to
 acquire 100% of Selinger
 Pharmaceuticals, Inc., June,
 1983 at $.03 per share      4,234,720         4,235        8,265        -

Net loss for the year ended
 December 31, 1983                -              -            -       (12,500)

Balance-December 31, 1983    5,293,400         5,294      558,257    (563,551)

Net Income for the year ended
 December 31, 1984                -              -            -          -

Balance-December 31, 1984    5,293,400         5,294      558,257    (563,551)

Issuance of common stock
 to acquire 100% of
 outstanding common stock of
 Selinger Development, Inc.,
 October 1985                  500,000           500         (500)       -

Net Loss for the year ended
 December 31, 1985                -              -             -      (19,365)

Balance-December 31, 1985    5,793,400         5,794      557,757    (582,916)

Rescission of acquisition
 of Selinger Development,
 Inc., May, 1986                  -              -             -         -

Cancellation of common stock
 in connection with recision
 of acquisition of Selinger
 Development Inc.             (500,000)         (500)         500        -

Cancellation of common stock
 in connection with recision
 of acquisition of Selinger
 Pharmaceuticals, Inc.      (2,694,562)       (2,695)       2,695        -

Issuance of common stock
 in private placement at
 $.25 per share, October
 1986                          160,000           160       39,840        -

Net Loss for the year ended
 December 31, 1986                -               -           -       (38,552)

Balance-December 31, 1986    2,758,838         2,759      600,792    (621,468)

Issuance of common stock
in private placement at
$.25 per share, February-
March, 1987                    120,000           120       29,880         -

Cancellation of common stock
 in connection with recision
 of acquisition of Selinger
 Pharmaceuticals, Inc.        (594,347)         (594)         594         -

Net loss for the year ended
 December 31, 1987                -               -           -       (19,124)

Balance-December 31, 1987     2,284,491        2,285      631,266    (640,592)

Issuance of common stock
 for services rendered by
 Officers of the Corporation;
 May, 1988 at $.02 per share    500,000          500        9,500         -

Issuance of common stock in
 private placement at $.25
 per share                      360,000          360       89,640         -

Cancellation of $90,000 note
 to Uromedic                        -             -       (90,000)        -

Net Loss for the year ending
 December 31, 1988                  -             -          -        (30,002)

Balance-December 31, 1988     3,144,491        3,145      640,406    (670,594)

Contribution from officer,
 January 1, 1989                    -             -        17,072         -

Issuance of common stock to
 officer for payment of
 corporate liability
 January 1, 1989 at $.003
 per share                    5,776,750        5,776        9,763         -

Issuance of common stock
 for cash at $.01 per
 share to officers of the
 Corporation, May 1989          500,000          500        4,500         -

Issuance of common stock
 for cash at $.02 per share
 to officers of the
 Corporation, September 1989    500,000          500        9,500         -

Net Loss for the year ended
 December 31, 1989                  -              -          -       (39,455)

Balance-December 31, 1989     9,921,241        9,921      681,241    (710,049)

Net loss for the year ended
 December 31, 1990                  -              -          -        (1,803)

Balance-December 31, 1990     9,921,241        9,921      681,241    (711,852)

Net loss for the year ended
 December 31, 1991                  -              -          -        (1,599)

Balance-December 31, 1991     9,921,241        9,921      681,241    (713,451)

Expenses paid by officers
 of the Corporation                 -              -        7,179         -

Net loss for the year ended
 December 31, 1992                  -              -          -        (2,001)

Balance-December 31, 1992     9,921,241        9,921      688,420    (715,452)

Expenses paid by officers
 of the Corporation                 -              -       13,132         -

Net loss for the year ended
 December 31, 1993                  -              -          -        (5,075)

Balance-December 31, 1993     9,921,241        9,921      701,552    (720,527)

Expenses paid by officers of
 the Corporation (Note 4)           -              -       17,971         -

Issuance of Common Stock for
 services performed to
 corporation at $.16 per share   40,000           40        6,255         -

Net Loss for the year ended
 December 31, 1994                  -              -          -       (39,877)

Balance - December 31, 1994   9,961,241         9,961     725,778    (760,404)

Expenses paid by officers of
 the Corporation (Note 4)           -              -        9,901         -

Net Loss for the year ended
 December 31, 1995                  -              -          -       (23,536)

Balance - December 31, 1995   9,961,241         9,961     735,679    (783,940)

Expenses paid by officers of
 the corporation (Note 3)           -              -       10,013         -

Equipment paid for and
 contributed by officers of
 the corporation (Note 3)           -              -        7,650         -

Net loss for the year ended
 December 31, 1996                  -              -          -       (50,183)

Balance - December 31, 1996   9,961,241    $    9,961  $  753,342  $  (834,123)



                                RENU-U INTERNATIONAL, INC.
                              (A Development Stage Company)
                                 Statements of Cash Flows

                                                                  For the
                                                                  Period
                                                                During the
                                                                Development
                                                                 Stage from
                                                                 January 1,
                                                                1983 Through
                                        December 31,             December 31,
                                    1996           1995             1996

Cash Flow Provided From
 Operations:

  Net loss from operations       $  (50,183)    $   (23,536)      $(281,397)

  Items not requiring cash flow
   during current period:
    Amortization and Depreciation       516            -                591
    Issuance of capital stock for
     services                            -             -             28,795
    Bad debts                            -             -             18,000
  Decrease in notes receivable           -             -             (3,000)
  Increase (Decrease) in accounts
   payable                            7,691          13,635          44,316
  Expenses paid by officer           10,013            -             90,807

    Net Cash Flow Used For
     Operations                     (31,963)           -           (101,888)


Cash Flow Provided From
 Financing Activities:

  Issuance of notes payable          96,000            -             96,000
  Issuance of capital stock
   for cash                              -             -            175,000

  Net Cash Flow Provided From
   Financing Activities              96,000            -            271,000


Cash Flow Used For Investing
 Activities:

  Cash paid toward deposits and
   other assets                      (2,757)           -             (2,757)
  Cash invested in subsidiary            -             -            (105,000)
  Cash paid toward fixed assets      (8,051)           -              (8,126)

    Net Cash Flow used for
     investing activities           (10,808)           -            (115,883)


Net Cash Flow                        53,229            -              53,229

Cash-Beginning of Period                 -             -                  -


Cash-End of Period              $    53,229      $     -         $    53,229



Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                    $        -       $     -         $     3,933
    Income Tax                           -             -                  -

    Equipment contributed by
     officer (Note 3)           $     7,650      $     -         $     7,650

                                RENU-U INTERNATIONAL, INC.
                              (A Development Stage Company)
                              Notes to Financial Statements
                                    December 31, 1996

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          a. Organization


          The Company was incorporated under the laws of the State of Delaware on June 14, 1971. The Company was involved in various activities over the years, none of which proved successful. During the year 1983, the Company discontinued all operations and has had no significant revenues from any activity since that time and is classified as a development stage company per SFAS #7.

          In 1996, the Company commenced work with Dr. Jean-Francoi Hibbert, of Harris, New York. This work resulted in the Company developing a new business opportunity in the field of physical care and development. Consequently, the Company is working towards owning and operating pain management and physical wellness centers. The Centers will focus on providing physical and nutritional consultation and treatment.

          b. Income Taxes

          The Company adopted Statement of Financial Accounting Standards No. 109 _Accounting for Income Taxes_ in the fiscal year ended December 31, 1996 and has applied the provisions of the statement on a retroactive basis to the previous fiscal year which resulted in no significant adjustment.

          Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

          Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 1996 and earlier years, accordingly, no deferred tax liabilities have been recognized for all years.

          The Company had cumulative net operating loss carryforwards of approximately $280,000 at December 31, 1996 and $230,000 at December 31, 1995. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforward estimated based upon current tax rates of $95,000 at December 31, 1996 and $78,000 at December 31, 1995 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $17,000 for 1996 and $8,100 for 1995. The net operating losses begin to expire in the year 1997.

          c. Loss Per Share

          The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period.

          d. Cash and Cash Equivalent

          For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

                                RENU-U INTERNATIONAL, INC.
                              (A Development Stage Company)
                              Notes to Financial Statements
                                    December 31, 1996

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Property and Equipment

          Property is recorded at cost or estimated fair value at the time of acquisition (purchase or donation by officer/director).

          Property and Equipment consist of the following at December 31, 1996 and 1995:


                                                     1996              1995

               Office Equipment                 $     10,976      $      75
               Less: Accumulated Depreciation           (591)           (75)

               Total Property and Equipment     $     10,385      $       -


          Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets (five to seven years). Depreciation expense for the period ended December 31, 1996 and 1995 is $516 and $0 respectively.

NOTE 2 -    GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to develop its business in the field of total wellness and fitness development. (See Note 1)

NOTE 3 -    RELATED PARTY TRANSACTIONS

          Frank Nelson, a major shareholder/officer, paid expenses of the Company totaling $10,013 and $9,901 in 1996 and 1995, respectively in behalf of the Company. These expenses are shown as a contribution to capital. During the year, Mr. Nelson also contributed $7,650 worth of office and medical equipment for future use in wellness centers that will be opened in the coming years.

          Mr. Nelson also rents space to the Company on a month to month basis for $300 a month. ($500 a month beginning May 1, 1997).

          In June 1996, Mr. Nelson provided $50,000 in long-term financing for the Company (See Note 5).

NOTE 4 -    LEASE COMMITMENT

          The Company (in the name of Mr. Nelson) leased an automobile for company use. The lease terms are as follows.

                         Payments  $308 per month
                         Length     36 months
                         Deposit    $350

                                RENU-U INTERNATIONAL, INC.
                              (A Development Stage Company)
                              Notes to Financial Statements
                                    December 31, 1996

NOTE 4 -  LEASE COMMITMENT (Continued)

          Future lease commitments:

                         1997      $  3,696
                         1998      $  3,696
                         1999      $  2,156

NOTE 5 -    LONG TERM DEBT

          During the year, the Company borrowed $96,000 from 3 private individuals ($50,000 from Frank Nelson) to provide financing for the Company operations. The notes are dated July 1, 1996 with a maturity date of June 30, 1998, stated interest rate of 12%, unsecured. The notes are convertible into common stock at 75% of a ten day average trading bid price.

NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, _Disclosure about Fair Value of Financial Instruments_. The carrying amounts and fair value of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                               December 31, 1996

                                             Carrying          Fair
                                             Amounts           Values

          Cash and cash equivalents       $       -         $     -

          Long-term debt including
            current maturities            $       96,000    $     96,000


          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

          Cash and Cash Equivalents

          The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

          Long-term Debt

          The fair values of long-term debt are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate as the discount rate.

NOTE 7 -  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.