Form 10QSB
period 1997-03-31
RENU U INTERNATIONAL INC
filed 1997-07-09
CIK 108473

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                 Quarterly Report Under Section 13 or 15 (d)
                    Of the Securities Exchange Act of 1934


                   For Quarter Ended        March 31, 1997


                       Commission File Number    1-7301



                          RENU-U INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)


                DELAWARE                                  75-1329265
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)               Identification No.)


                             3789 SOUTH 500 WEST
                             SALT LAKE CITY, UTAH  84115

                   (Address of principal executive offices)

Registrant's telephone number
including area code   (801) 262-5052




                 Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)
                                 Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No



                                  9,961,241
                         (Number of shares of common
                      stock the registrant had outstand-
                           ing as of June 10, 1997
                                    PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and changes in its financial position from January 1, 1983 through March 31, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $19,257 as cash at March 31. These funds were obtain through investor financing. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1997, the registrant only had interest income of $382. The Company has disposed of its assets from previous business ventures and has commenced start-up procedures of operating physical wellness centers (see Plan of Operations).

     Plan of Operations.

     In early 1996, the Company commenced work with Dr. Jean-Francois Hibbert. This work has resulted in the Company developing a new business opportunity in the field of pain management and physical wellness utilizing Bio-Resonance Therapy ("BRT"). Consequently, the Company is working towards owning and operating pain management and physical wellness centers (hereafter "the Centers") domestically and internationally.

     The business operation of the Company will be developed in two phases. Phase I includes the establishment of several of the treatment Centers. An initial Center will be located in New York for emphasis on the treatment of pain and sports medicine, with current intent to open subsequent Centers in Utah. Each Center will occupy approximately 2500 sq. feet of space and will be staffed by approximately six employees under the direction of a medical doctor. As the business develops, in Phase II the Company intends to license and franchise these Centers. The Center is scheduled to open in Tarrytown, New York in June of 1997. The New York Center will be managed by Dr. Hibbert and will offer clients a complete fitness and wellness therapy package, including Bio Resonance Therapy, flexibility training, and nutrition consultation.

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

     The Registrant is currently conducting only limited business operations. At March 31, 1997, the Registrant had current assets of $19,257 and current liabilities of $45,921. The Company had total assets of $44,112 and total liabilities of $141,921. The increase in assets is due to a private placement of debentures in July of 1996. The liabilities consist of repayment of the debentures, accounts payable for services provided to the Registrant for legal, accounting and stock transfer services. The increase in liabilities primarily resulted from the private sale of debentures in July of 1996.

                                         PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

              None

Item 2.     Changes in Securities.

              None

Item 3.     Defaults Upon Senior Securities.

              None

Item 4.     Submission of Matters to a Vote of Security Holders.

              None

Item 5.     Other Information.

              None

Item 6.     Exhibits and Reports on Form 8-K.

              None

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Renu-U International, Inc.


Date: June 16, 1997                             /s/       Frank Nelson
                                                President and Principal
                                                Financial Officer

                          RENU-U INTERNATIONAL, INC.
                        (A Development Stage Company)
                                Balance Sheets

                                    ASSETS



                                            March 31,
                                             1997              December 31,
                                          (Unaudited)              1996



Current Assets
  Cash                                      $      19,257     $      53,229


Fixed Assets
  Office equipment (Note 1) (Note 3) (net)


Other Assets
  Medical equipment (Note 3)                        7,207             7,207
  Deposits


                                            $      44,112     $      71,171





                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable and accrued expenses      $      45,921     $      45,991

Long term debt (Note 5)


Stockholders' Equity

Preferred stock, $.10 par value 1,000,000 shares
 authorized, no shares issued or outstanding            -                  -
Common stock $.001 par value, 100,000,000
 shares authorized, 9,961,241 shares issued
 and outstanding                                    9,961             9,961
Capital in excess of par                          753,342           753,342
Retained (deficit) accumulated during
  development stage                              (857,437)         (834,123)
Treasury stock


                                                  (97,809)          (70,820)

                                            $      44,112     $      71,171




                          RENU-U INTERNATIONAL, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)


                                                       For the Period
                                                        During the
                                                       Development
                                                        Stage from
                        For the Three Months          January 1, 1983
                           Ended March 31,           Through March 31,
                         1997         1996                 1997

INCOME

Interest Income        $   382     $      -          $          4,213



EXPENSES

Amortization and
 depreciation              858            -                     1,449
Bad debt                      -           -                    18,000
Consulting and
 professional              100            -                   188,788
General and
 administrative         15,540           2,100                 68,604
Interest                 2,880             165                 13,451
Miscellaneous               30            -                     2,381
Taxes                       81            -                       501
Travel and
 entertainment           4,207            -                    17,425
TOTAL EXPENSES          23,696           2,265                310,599


NET LOSS        $      (23,314)    $    (2,265)       $      (306,386)

NET LOSS PER
 SHARE          $        (0.00)    $     (0.00)       $          (.04)

AVERAGE SHARES
 OUTSTANDING         9,961,241       9,961,241              8,038,786



                             RENU-U INTERNATIONAL, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)


                                                           For the Period
                                                             During the
                                                             Development
                                                             Stage from
                                  For the Three Months     January 1, 1983
                                    Ended March 31,        Through March 31,
                                 1997             1996           1997
Cash Flow Used for Operations:

 Net loss from operations       $  (23,314)   $  (2,265)    $    (304,711)
  Items not requiring cash flow
   during the current period:
 Depreciation                          858       -                  1,449
 Issuance of stock for services        -         -                 28,795
 Bad debts                             -         -                 18,000
 Decrease in notes receivable          -         -                 (3,000)
 Increase /decrease in
  accounts payable                     (70)         165            44,246
 Expenses paid by an officer           -          2,100            90,807


  Net Cash Flow Used for Operations (22,526)     -               (124,414)

Cash Flow Provided From Financing
 Activities:
  Issuance of capital stock for cash    -        -                175,000
  Issuance of notes payable             -        -                 96,000


  Net Cash Flow Provided
   From Financing Activities            -        -                271,000


Cash Flow Used for Investing
 Activities:
  Cash invested in subsidiary            -       -               (105,000)
  Cash paid for fixed assets         (2,732)     -                (10,858)
  Cash paid for deposits             (5,039)                       (7,796)
  Cash paid for treasury stock       (3,675)                       (3,675)


   Net Cash Flow Used for Investing
    Activities                      (11,446)     -               (127,329)

Net Cash Flow                       (33,972)     -                 19,257

Cash - Beginning of Period           53,229      -                    -

Cash - End of Period             $   19,257      -              $   19,257



                                RENU-U INTERNATIONAL, INC.
                              (A Development Stage Company)
                              Notes to Financial Statements
                                      March 31, 1997

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

          b. Income Taxes

          The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1996 and has applied the provisions of the statement on a retroactive basis to the previous fiscal year which resulted in no significant adjustment.

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

                                RENU-U INTERNATIONAL, INC.
                              (A Development Stage Company)
                              Notes to Financial Statements
                                      March 31, 1997

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Property and Equipment

          Property is recorded at cost or estimated fair value at the time of acquisition (purchase or donation by officer/director).

          Property and Equipment consist of the following at December 31, 1996 and March 31, 1997:

                                               1996                1997

               Office Equipment           $     10,976      $      13,708
               Less: Accumulated Depreciation     (591 )           (1,449)

               Total Property and Equipment $   10,385      $      12,259


          Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets (five to seven years).

          Depreciation expense for the period ended December 31, 1996 and March 31, 1997 is $516 and $858,respectively.

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

          Frank Nelson, a major shareholder/officer, paid expenses of the Company totaling $10,013 and $9,901 in 1996 and 1995, respectively in behalf of the Company. These expenses are shown as a contribution to capital. During 1996, Mr. Nelson also contributed $7,650 worth of office and medical equipment for future use in wellness centers that will be opened in the coming years.

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

                                RENU-U INTERNATIONAL, INC.
                              (A Development Stage Company)
                              Notes to Financial Statements
                                    December 31, 1996

NOTE 4 -  LEASE COMMITMENT (Continued)

          Future lease commitments:

                         1997      $  2,772
                         1998      $  3,696
                         1999      $  2,156

NOTE 5 -    LONG TERM DEBT

          During 1996, the Company borrowed $96,000 from 3 private individuals ($50,000 from Frank Nelson) to provide financing for the Company operations. The notes are dated July 1, 1996 with a maturity date of June 30, 1998, stated interest rate of 12%, unsecured. The notes are convertible into common stock at 75% of a ten day average trading bid price.

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