Form 10QSB
period 1997-06-30
RENU U INTERNATIONAL INC
filed 1998-04-29
CIK 108473

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1997

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

                           Yes  X   No


                              9,961,241
                     (Number of shares of common
                  stock the registrant had outstand-
                      ing as of August 25, 1997

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and changes in its financial position from January 1, 1983 through June 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $19,257 as cash at
March 31. These funds were obtain through investor financing. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated
investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30,
1997, the registrant only had $1000 in clinic revenue and interest income of $382. The Company has disposed of its assets from previous business ventures and has commenced start-up procedures of operating physical wellness centers (see Plan of Operations).

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

     The business operation of the Company will be developed in two phases. Phase I includes the establishment of several of the treatment Centers. The first Center was opened in Tarrytown, New York in June of 1997. The New York Center is by Dr. Hibbert and will offer clients a complete fitness and wellness therapy package, including Bio Resonance Therapy, flexibility training, and nutrition consultation. The Company currently intends to open subsequent Centers in Utah and other strategically located areas. As with the first
Center, each Center will occupy approximately 2500 sq. feet of space and will be staffed by approximately six employees under the direction of a medical doctor. As the business develops, in Phase II the Company intends to license and franchise these Centers.

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

     The Registrant is currently conducting only limited business operations. At June 30, 1997, the
Registrant had current assets of $19,257 and current liabilities of $45,921. The Company had total assets of $44,112 and total liabilities of $141,921. The increase in assets is due to a private placement of debentures in July of 1996. The liabilities consist of repayment of the debentures, accounts payable for services provided to the Registrant for legal, accounting and stock transfer services. The increase in liabilities primarily resulted from the private sale of debentures in July of 1996.

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

                                                 Renu-U International, Inc.


Date: September 8, 1997                            /s/       Frank Nelson


President and Principal

Financial Officer

                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                            Balance Sheets

                                ASSETS

                                    June 30,
                                    1997            December 31,
                                    (Unaudited)     1996

Current Assets
  Cash                              $    19,257  $53,229

Fixed Assets
  Office equipment (Note 1) (Note 3) (net)     12,259              10,385

Other Assets
  Medical equipment (Note 3)              7,207          7,207
  Deposits                                5,389            350

                                    $    44,112  $71,171


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses         $45,921         $   45,991

Long term debt (Note 5)                  96,000         96,000

Stockholders' Equity

Preferred stock, $.10 par value 1,000,000 shares
 authorized, no shares issued or outstanding   -                     -
Common stock $.001 par value, 100,000,000
 shares authorized, 9,961,241 shares issued
 and outstanding                          9,961  9,961
Capital in excess of par                753,342  753,342
Retained (deficit) accumulated during
  development stage                    (857,437) (834,123    )
Treasury stock                           (3,675)          -

                                        (97,809) (70,820     )

                                    $    44,112  $71,171








                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)

                                                           For the Period
                                                          During the
                                                          Development
                                                                     Stage
from
                             For the Three Months                        For the
Six Months               January 1, 1983
                      Ended June 30,               Ended June 30,
      Through June 30
                    1997      1996     1997      1996      1997
REVENUE

 Medical Services   $ 1,000  $   -     $  1,000  $  -     $     1,000
 Interest income       -         -          382     -           4,213
                      1,000      -        1,382     -           5,213
EXPENSES

 Amortization and depreciation    685      -       1,544         -    2,134
 Bad debts             -         -         -        -          18,000
 Consulting and professional    5,179      -       5,179         -   193,967
 General and administrative 17,697    2,100     33,336    4,200       86,301
 Interest             2,880       169     5,760      334       16,331
 Miscellaneous          249      -          279     -           2,630
 Taxes                  408      -          489     -             909
 Travel and entertainment  3,304      -         7,511    -      20,729

TOTAL EXPENSES       30,402     2,269    54,098    4,534      341,201

NET LOSS            $(29,402) $(2,269) $(52,716) $(4,534) $  (335,988)

NET LOSS PER SHARE  $ (0.00) $  (0.00) $  (0.01) $ (0.00) $     (0.04)

AVERAGE SHARES
 OUTSTANDING        9,961,241         9,961,241  9,961,241  9,961,241
            8,071,954







                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                              For the Period

                                                          During the
                                                          Development
                                                          Stage from
                         For the Three Months
January 1, 1983
                                                Ended June 30,
Through June 30,
                                      1997        1996        1997
Cash Flow Used for Operations:

 Net loss from operations             $(52,716) $  (2,243) $(334,113   )
  Items not requiring cash flow
   during the current period:
 Depreciation                            1,544  -         2,135
 Issuance of stock for services           -     -         28,795
 Bad debts                                -     -         18,000
 Decrease in notes receivable             -     -         (3,000       )

 Increase /decrease in accounts payable        14,619    143      58,935
 Expenses paid by an officer              -     2,100     90,807

  Net Cash Flow Used for Operations    (36,553) -         (138,441     )

Cash Flow Provided From Financing
 Activities:
  Issuance of capital stock for cash      -     -         175,000
  Issuance of notes payable               -          -            96,000

  Net Cash Flow Provided
   From Financing Activities              -     -         271,000

Cash Flow Used for Investing
 Activities:
  Cash invested in subsidiary             -     -         (105,000     )
  Cash paid for fixed assets            (3,836) -         (11,962      )
  Cash paid for other assets            (5,360)                   (8,117)
  Cash paid for treasury stock          (3,675)                   (3,675)

   Net Cash Flow Used for Investing
    Activities                         (12,871) -         (128,574     )

Net Cash Flow                          (49,425) -         3,805

Cash - Beginning of Period              53,229  -         -

Cash - End of Period                  $  3,805  -         $3,805




                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                                June 30, 1997

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







                          RENU-U INTERNATIONAL, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 1997

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Property and Equipment

          Property is recorded at cost or estimated fair value at the time of acquisition (purchase or donation by officer/director).

          Property and Equipment consist of the following at December 31, 1996 and June 30, 1997:

                                             1996                1997

               Office Equipment              $     10,976          $      14,812
               Less: Accumulated Depreciation                (591             )
         (2,135     )
               Total Property and Equipment   $      10,385
 $      12,677

          Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets (five
     to   seven years).  Depreciation expense for the periods ended December
31, 1996 and June 30, 1997 is $516 and
          $1,544
          respectively.

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

          In June 1996, Mr. Nelson provided $50,000 in long-term financing for the Company (See Note 5). In 1997, Mr.
          Nelson advanced the company $1,500 for operating capital.

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








                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1996

NOTE 4 -  LEASE COMMITMENT (Continued)

          Future lease commitments:

                         1997      $ 1,848
                         1998      $  3,696
                         1999      $  2,156

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

NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following of the estimated fair value of financial instruments is made in accordance with the requirements of
          SFAS No. 107, "Disclosure about Fair Value of Financial
Instruments". The carrying amounts and fair value of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

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