Form 10KSB
period 1997-12-31
RENU U INTERNATIONAL INC
filed 1998-08-19
CIK 108473

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-KSB
           Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

             For the fiscal year ended December 31, 1997
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $27,851.

     The aggregate market value of voting stock held by non-affiliates (3,777,491shares) of the registrant, based upon the closing sales price of the registrant's common stock as reported on the NASD Bulletin Board on July 3, 1998, was approximately $1,415,434.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 3, 1998: 9,961,241.

                     TABLE OF CONTENTS
PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 4

Item 4.  Submission of Matters to a Vote of Security Holders . . . . 4

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder
         Matters. . . . . . . . . . . . . . . . . . . .. . . . . .  .4

Item 6.  Plan of Operations. . . . . . . . . . . . . . . . . . . . . 5

Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . 7

Item 8.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . 7

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Person;
         Compliance with Section 16(a) of the Exchange Act . . . . . 8

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . 9

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management. . . . . . . . . . . . . . . . . . . . . . . .. 9

Item 12.  Certain Relationships and Related Transactions . . . . . .10

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .10

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .11

ITEM 1.  DESCRIPTION OF BUSINESS

     The following narrative of this annual report contains some "forward l ooking statements" which are based upon the plans, goals and objectives of the Company and its management. Such statements are subject to various risks and uncertainties. Numerous factors exist within the business world which may prevent the successful attainment of such plans, goals and objectives. Consequently, the reader should carefully consider the fact that such risks, uncertainties, and unknown factors may cause actual results to vary materially from the future results sought and/or discussed by the Company in such forward-looking statements.


     BUSINESS PLAN

     The Company has completed a line of its own Bio-Resonance Therapy (BRT) Devices which are used in treatment of a variety of physical ailments. The Company is sells to the consumer market its hand-held BRT units and leases its larger, or professional units, to hospitals, doctors, chiropractors and physical therapists. Additionally, the Company will own and operate pain management and physical wellness centers (hereafter "the Centers"). The Centers will focus on providing physical and nutritional consultation and treatment through, in large part, Bio-Resonance Therapy Devices. The business plan for this venture has not been fully developed at this time. Further development in the plan will occur as the Company prepares to opens a Center in Salt Lake City, Utah which is expected in September of 1998.

     CORPORATE HISTORY

     The Registrant has experienced several changes in management, control, capital structure and corporate name since its inception in 1971. The following chronology is derived from corporate records in the possession of current management and from historical financial statements and periodic reports filed with the Commission. Such chronology is accurate to the best knowledge of current management who has been associated with the Registrant since 1986.

     Renu-U International, Inc. (the "Registrant" or "the Company") was incorporated under the laws of the State of Delaware on June 14, 1971 under the name of Worldcom, Inc. The transfer records of the Registrant indicate that after a 1972 merger the Worldcom shares were traded in the over-the-counter securities market with approximately 3,596 stockholders.

     The registrant filed a Form 10 registration statement with the Securities and Exchange Commission in May of 1972 and filed annual reports until April 1976. Registrant discontinued its operations after 1976 and was inactive from approximately 1976 until June 1988.

     Subsequent to a shareholders meeting in 1983, it was discovered by Registrant's newly elected officers and directors that he Registrant was a reporting company under Section 12(g) of the Securities Exchange Act of 1934 and that no reports had been filed since 1975. Registrant's management then commenced an audit of the Registrant and worked to bring the annual and quarterly SEC filings current.

     In 1996, the Company commenced work with Dr. Jean-Francois Hibbert, of Harris, New York. Subsequently, the Company worked with Dr. Michael Wall, who continues with the Company on its advisory board. This work resulted in the Company developing a new business opportunity in the field of physical care and development. Consequently, the Company is working towards owning and operating pain management and physical wellness centers (hereafter "the Centers"). The Centers will focus on providing physical and nutritional consultation and treatment. The Company will also sell a line of hand-held BRT units and lease commercial BRT units (see Plan of Operations).

ITEM 2.  DESCRIPTION OF PROPERTY

     The Registrant currently owns no properties. The Company currently occupies approximately 1,000 square feet of office space for a monthly lease of $500. The Company had maintained its first wellness center in Tarrytown, New York but has since moved the center to Salt Lake City, Utah.

     The New York center had a lease of $4,516 per month and was paid up to March 1998 at which time the Company terminated the lease with a termination agreement with the landlord at a cost of $36,000.

ITEM 3.  LEGAL PROCEEDINGS

     There are currently no legal proceedings pending or threatened against Registrant to the knowledge of its officers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the shareholders during the fourth quarter of 1997.


                               PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The trading symbol for the Company's common stock RNUI, and is currently quoted at a $.375 offer. Though the Company has been unable to obtain historical quotation information for the Company's stock, it is management's recollection that the stock has been quoted at 1/8 bid for approximately two years. There has only been a limited public trading market for such stock for the preceding several years. As of such date, there were 9,961,241 shares of Common Stock outstanding held by 3,703 holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers. No dividends have been declared by the Registrant during the seven most recent fiscal years. The Registrant has no intention of paying cash dividends in the near future.



ITEM 6.  PLAN OF OPERATIONS (MD&A)

     In early 1996, the Company commenced work with Dr. Jean-Francois Hibbert, MD, and later Dr. Michael Wall, MD. This work has resulted in the Company developing a new business opportunity in the field of pain management and physical wellness utilizing the Company's Bio-Resonance Therapy ("BRT"). Consequently, the Company is working towards owning and operating pain management and physical wellness centers (hereafter "the Centers"),lease commercial BRT units, and sell hand-held BRT units domestically and internationally.

     An initial Center was located in New York in 1997, but was moved in May 1998 due to logistical difficulties in operating the center at a great distance from the Company's headquarters in Salt Lake City, Utah. Management currently intends to open a center in Utah starting in September 1998.

     Each Center will occupy approximately 2500 sq. feet of space and be equipped with the Company's Bio-Resonance Therapeutical devices. The Centers will be staffed by approximately six employees under the direction of a medical doctor. As the business develops, the Company intends to license and franchise these Centers. Eventually, the Centers will offer clients a complete fitness and wellness therapy package, including Bio Resonance Therapy, flexibility training, and nutrition consultation. The Centers will primarily compete with medical facilities that focus on pain management and therapy. The Centers will be unique, however, in that they will provide BRT using the equipment designed by the Company.

      BRT theories were first developed in the far east in the 1970s and were based on the theory of human energy fields. The Company and its consultants have designed and improved the BRT devices (hereafter "Device") to be more efficient and effective. The Device operates on both 110 volts and 220 volts to generate an evenly heated pattern of energy field. The designers believe this field duplicates the natural energy field generated by the human body and, therefore, assists the human body to minimize or reduce pain and self heal. A BRT would be categorized under FDA guidelines as a non-invasive medical device. Some of the components for these Devices will be imported and then assembled in the United States exclusively for the Company. Management does not anticipate any difficulty in obtaining the necessary devices.

     The Company has worked with the foreign manufacturer for the past eighteen months to develop a hand-held BRT unit and have now commenced production and marketing. This smaller unit will operate under the same principals as the device installed in the Centers, but at significantly lower capacity. These smaller devices will be marketed through a variety of marketing channels for home use. In may of 1998 the Company entered into an exclusive product license agreement with Sureal International, Inc. Pursuant to the Agreement, Sureal has the exclusive right for merchandising, marketing, distribution, promotion and selling of hand held BRT units under the trade name Sureal BRT or Sureal Bio-Resonance Therapy for as long as the minimum unit purchases are met. The exclusivity excludes Thailand, Singapore, Malaysia, Indonesia, Hong Kong, China and Taiwan as territories. The minimum purchases are 3,000 units within six months of the agreement, 2,000 units for the three month period after November 1, 1998, and then 3,000 units per month thereafter. Sureal has already paid the Company a $5,000 good faith payment towards the licensing fee of $250,000. The licensing fee is due upon the earlier of nine months from the date of the agreement, or upon completion of a public offering by Sureal. Management has been informed that Sureal expects to have their offering complete by the end of October 1998.

     As part of its business, the Company will sell the smaller units and lease larger units to institutions like hospitals and fitness centers. The Company currently has an order to lease approximately 50 commercial units, with 12 units already delivered to customers.

     The Registrant is currently conducting only limited business operations. At December 31, 1997, the Registrant had current assets of $1,695 and current liabilities of $162,192. The Company had total assets of $52,419 and total liabilities of $283,192. During 1997, the Registrant began operations in Tarrytown, New York under the direct of Dr. Jean-Francois Hibbert. The center generated approximately $27,000 in treatment revenue while the overhead for the New York center was estimated at $60,000 to $80,000.

    During 1997, the Company generated a loss of ($156,278) compared to ($50,183) in the prior year. The increase is due primarily to the operation of the New York Center and increased costs of travel, personnel, consulting and professional fees for the planning and production of the hand held BRT units.

    The Company expended approximately $10,000 in new equipment for the New York center (which will be transferred and used in the Salt Lake center) and $25,000 towards the purchase of the proprietary molds used in the production of the new BRT hand held devices. The Company has currently expended over $40,000 towards the manufacture and delivery of inventory in 1998.

    With the purchase and sale of the BRT inventory, the opening of its Salt Lake City wellness center, and ongoing financial support by the principle shareholder/directors, the Company is expected to meet its financial needs through 1998. The Company negotiated $25,000 in short term debt into long term debt and will renegotiate its $96,000 bond issuance for at least another one year. Working capital loans from the principle shareholder are not payable until the Company has sufficient capital for its operating needs. It is estimated that sales of the hand held unit will exceed $240,000 for 1998 along with an expected receipt of up to $250,000 in licensing fees from Sureal (see earlier discussion).

    The Company is expecting to need another $80,000 for the purchase of inventory , $20,000 for the purchase of additional fixed assets, and $25,000 in further research and development and other capital needs for the next twelve months.

    The Company believes that during 1998 sufficient funds will be generated from the sales of the BRT units, medical treatment revenue from the wellness centers, and franchise fees from Sureal to pay not only the ongoing overhead of the Company, but also to pay all past due accounts payable and retire all current notes payable due within the next twelve months.

    If any funds remain to pay any long term debt or accounts payable to related parties, the Company will carefully evaluate the future operating and capital needs before any such funds are expended. The Company does believe that by reducing or eliminating all short term debt, other short term financing will become available, if needed, to fund the seasonal and/or cyclical financing needs of the Company beyond the next twelve months.

    If the Registrant needs additional funding beyond managements' current expectations in order to pay its obligations, file periodic reports and continue its currently planned business of owning and operating pain management centers, the Registrant will need to enter into an agreement for the provisions of such additional funding and no assurances can be given that such funding will be available to the Registrant on terms acceptable to it or at all.

    As a small business, shareholders of the Company must bare the risks associated with ownership in a company in its early stages of development with limited or no resources, undeveloped product markets and limited staffing and facilities. Additionally, due to current market factors of "low price" securities, often referred to as "penny stocks", shareholders of the Company must bare the risk of owning securities with limited liquidity or no liquidity at all.

ITEM 7.  FINANCIAL STATEMENTS

    The Registrant's audited balance sheets at December 31 1997, together with the related audited statements of operations, changes in stockholders' equity and cash flows for the years ended 1997 and 1996 are included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no and have not been any disagreements between the Registrant and any of the accountants on any matter of accounting principles or practices or financial statement disclosure. In 1998 the Company appointed Crouch Bierwolf and Chisholm as its independent auditors to replace the Company's previous auditing firm Orton & Company. The appointment of Crouch Bierwolf and Chisholm was not the result of any dispute with the prior firm.

                [This space intentionally left blank]
                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

    The Executive Officers and Directors of the Company at the date of this filing are as follows:

                                                         Year First
     Name            Age      Position                  Elected/Appointed

  Frank A. Nelson     76      President and Director          1983

 Jean-Franscois Hibbert 39    Vice President and Dir.         1996

 Jianmin Lu             45     Vice President,                1993
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

     FRANK A. NELSON, was first nominated as a director of the Company in 1983 and has served in various positions as President or Vice President since that time. Mr. Nelson attended the University of Utah for approximately four years and then entered the military where he is was an infantry company commander during WWII, following which he entered the business of banking for the next forty years. Mr. Nelson is a former president of the Utah Bankers Association, and has been President of the Bank of St. George, St. George, Utah and Murray State Bank, Murray, Utah, and United Bank, also of Murray, Utah. Mr. Nelson is also former president Greenwich Pharmaceutical, Newport Pharmaceuticals, Inc., Natural Pharmaceuticals International, Inc., and Emdeko International, Inc.

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

     DR. JEAN-FRANCOIS HIBBERT, was appointed Vice President in 1996.   Dr.
Hibbert received his B.A. degree from Brown University in 1979 and his M.D. from the University of Massachusetts in 1983. He interned at the Bridgeport Hospital in Bridgeport Connecticut and completed his residency at the Yale School of Medicine/Medical Center in New Haven, Connecticut in 1986. He is certified as an emergency physician by the Diplomats Board of Certification in Emergency Medicine. Since 1988 Dr. Hibbert has served in the Community General Hospital in Harris, New York and is now the Assistant Director of Emergency Services.

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

ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 1997, the Company's President and CEO received no salary or other compensation for his services. The Company's vice president, Mr. Lu, did receive approximately $25,000 compensation for the year plus approximately $15,000 in advances toward travel expenses and the purchase of the molds for inventory production during the year. There have been no transactions between the Registrant and any individual named in Item 9, except as set forth in this Item 10.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following is a list of security ownership of management and beneficial owners who owned or possessed voting control exceeding 5% of the Registrant's outstanding Shares at July 3, 1998, at which time the Company had 9,961,241 common shares outstanding.

Title      Name                        Amount          Percent
of Class   and Address                 of Ownership    of Class

Common    Frank Nelson1                4,176,750         41.9

          Jianmin Lu                   1,000,000         10.0

          Dr. Jean-Francois Hibbert    1,010,000         10.0

         All Officers and Directors    6,186,750         62.1%
         as a group (3 persons)

(1)  Includes 3,776,750 held by the wife of Frank Nelson.


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

     2. Reports on Form 8-K

        None

     3. Exhibit Index

     4. Consent of Crouch, Bierwolf & Chisholm

     5. Letter from Orton & Company


                              SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date: August 10, 1998
                            RENU-U INTERNATIONAL, INC.

                           Frank Nelson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name             Title                         Date


/s/ Frank Nelson   President and Director          August 10, 1998
Frank Nelson        (Principal Executive Officer)


/s/ Jianmin Lu     Secretary and Director           August 10, 1998
Jianmin Lu        (Principal Accounting Officer)


                   Vice President and Director      August 10, 1998
Jean-Francois Hibbert



                     Independent Auditors' Report




To the Board of Directors and Stockholders of Renu-U International, Inc.

We have audited the accompanying balance sheet of Renu-U International, Inc. (a development stage company) (a Delaware corporation) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Renu-U International, Inc. as of December 31, 1996 and for the period from January
1, 1983 (beginning of development stage) to December 31, 1996, were audited by other auditors whose report dated May 6, 1997, expressed an unqualified opinion on these statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renu-U International, Inc. as of December 31, 1997 and the results of its operations and cash flows for the year then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital and has had only startup operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Crouch, Bierwolf & Chisholm
Certified Public Accountants
Salt Lake City, Utah
July 16, 1998


                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                            Balance Sheets





                                ASSETS

                                         December 31,            December 31,
                                             1997                   1996

Current Assets
 Cash                                    $   1,695              $  53,229

Fixed Assets
Office equipment (Note 1) (Note 3)           18,167                10,385

Other Assets
 Medical equipment (Note 3)                   7,207                7,207
 Deposits (Notes 4 & 9)                       25,350                 350

                                          $  52,419              $  71,171




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and
accrued expenses                         $  78,656              $  45,991
Accounts payable -
related party (Note 3)                      58,236                 -
Short term notes (Note 10)                  25,300                 -
                                           162,192                45,991

Long term debt (Note 5)                    121,000                96,000

Contingencies & Commitments (Notes 4 & 8)     -                      -

Stockholders' Equity
Preferred stock, $.10 par value 1,000,000
shares authorized, no shares issued or
outstanding                                   -                      -
Common stock $.001 par value, 100,000,000
shares authorized, 9,961,241 shares
issued and outstanding                      9,961                9,961
Capital in excess of par                   753,342             753,342
Treasury stock                             (3,675)                 -
Accumulated deficit during development
stage                                     (990,401)          (834,123)
                                          (230,773)           (70,820)

                                         $  52,419            $  71,171


                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                                                 For the
                                                                 Period During
                                                                 the Development
                                                                 Stage from
                                                                January 1, 1983
                                        Year ended              Through
                                        December 31,            December 31,
                                      1997        1996          1997


Revenue:
  Sales & service                  $  27,149     $    -     $   27,149
  Interest income                        702      1,512          4,533
      Total Revenue                   27,851      1,512         31,682

Selling, General &
Administrative Expenses             184,129     51,695         471,032


    Net Loss                     $(156,278)  $ (50,183)    $ (439,350)


Net Loss Per Share (Note 1)       $  (.02)    $  (.00)    $   (.05)


Average shares outstanding      9,961,241    9,961,241   8,134,910






                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
                                                           Capital   Retained
                                      Common Stock        In Excess Earnings
                                Shares         Amount     of Par    (Deficit)

Balance-January 1, 1983      1,058,680        $ 1,059    $549,992  $(551,051   )

Issuance of common stock
to acquire 100% of Selinger
Pharmaceuticals, Inc., June,
1983 at $.03 per share         4,234,720         4,235      8,265      -

Net loss for the year
ended December 31, 1983             -               -         -     (12,500)

Balance-December 31, 1983      5,293,400         5,294     558,257  (563,551)

Net Income for the year
ended December 31, 1984            -               -         -         -

Balance-December 31, 1984         5,293,400    5,294   558,257  (563,551)

Issuance of common stock
to acquire 100% of
outstanding common stock
of Selinger Development,
Inc., October 1985                500,000       500     (500)       -

Net Loss for the year
ended December 31, 1985               -          -         -      (19,365)

Balance-December 31, 1985         5,793,400    5,794   557,757  (582,916)

Rescission of acquisition
of Selinger Development,
Inc., May, 1986                       -        -         -         -

Cancellation of common stock
in connection with  recision
of acquisition of Selinger
Development Inc.                 (500,000)     (500)      500         -

Cancellation of common stock
in connection with recision
of acquisition of Selinger
Pharmaceuticals, Inc.           (2,694,562)    (2,695)    2,695     -

Issuance of common stock in
private placement at $.25
per share, October 1986             160,000        160    39,840    -

Net Loss for the year ended
December 31, 1986                    -             -         -      (38,552)

Balance-December 31, 1986         2,758,838      2,759     600,792  (621,468)

Issuance of common stock
in private placement
at $.25 per share,
February-March, 1987              120,000         120       29,880       -


Cancellation of common
stock in connection with
recision of acquisition of
Selinger Pharmaceuticals, Inc.    (594,347)      (594)         594        -

Net loss for the year ended
December 31, 1987                      -          -         -        (19,124)

Balance-December 31, 1987         2,284,491    2,285   631,266      (640,592)

Issuance of common stock
for services rendered by
Officers of the
Corporation; May, 1988 at
$.02 per share                       500,000      500     9,500           -


                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
              Statements of Stockholders' Equity (Continued)
                                                        Capital     Retained
                                   Common Stock         In Excess   Earnings
                                 Shares         Amount    of Par    (Deficit)

Issuance of common stock in
private placement at
$.25 per share                  $ 360,000      $   360    $ 89,640    $ -

Cancellation of $90,000
note to Uromedic                     -              -      (90,000)      -

Net Loss for the year
ending December 31, 1988             -              -         -      (30,002)

Balance-December 31, 1988         3,144,491        3,145   640,406   (670,594)

Contribution from officer,
January 1, 1989                      -              -       17,072        -


Issuance of common stock to
officer for payment of
corporate liability January
1, 1989 at $.003 per share        5,776,750       5,776     9,763         -

Issuance of common stock for
cash at $.01 per share to
officers of the Corporation,
May 1989                          500,000           500     4,500         -

Issuance of common stock
for cash at $.02 per share
to officers of the
Corporation, September 1989        500,000          500     9,500          -

Net Loss for the year ended
December 31, 1989                     -              -         -     (39,455)

Balance-December 31, 1989         9,921,241        9,921   681,241  (710,049)

Net loss for the year ended
December 31, 1990                       -           -         -      (1,803)

Balance-December 31, 1990         9,921,241        9,921   681,241  (711,852)

Net loss for the year ended
December 31, 1991                      -             -         -     (1,599)

Balance-December 31, 1991         9,921,241        9,921   681,241  (713,451)

Expenses paid by officers of
the Corporation                         -          -         7,179        -

Net loss for the year ended
December 31, 1992                      -           -         -      (2,001)

Balance-December 31, 1992         9,921,241    9,921   688,420     (715,452)

Expenses paid by officers of
the Corporation                       -          -      13,132         -

Net loss for the year ended
December 31, 1993                      -          -         -       (5,075)

Balance - December 31, 1993        9,921,241    9,921   701,552     (720,527)

Expenses paid by officers of
the Corporation (Note 4)                   -        -     17,971      -

Issuance of Common Stock for
services performed to corporation
at $.16 per share                        40,000       40     6,255      -


                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
              Statements of Stockholders' Equity (Continued)

                                                 Capital            Retained
                            Common Stock        In Excess  Treasury Earnings
                       Shares          Amount    of Par     Stock   (Deficit)

Net Loss for the
year ended
December 31, 1994         -             $ -      $  -     $   -     $(39,877)

Balance - December
31, 1994              9,961,241          9,961    725,778     -     (760,404)

Expenses paid by
officers ofthe
Corporation (Note 4)      -                 -       9,901      -         -

Net Loss for the year
ended  December 31,
1995                      -                 -        -         -      (23,536)

Balance - December
31, 1995              9,961,241           9,961    735,679     -     (783,940)

Expenses paid by
officers of the
corporation (Note 3)      -                -       10,013      -          -

Equipment paid for and
contributed by officers of
the corporation (Note 3)      -           -         7,650     -           -


Net loss for the year
ended December 31, 1996       -           -         -         -      (50,183)

Balance - December
31, 1996               9,961,241       9,961        753,342   -      (834,123)

Purchase of Treasury
Stock                       -           -           -        (3,675)     -

Net loss for the
year ended
December 31, 1997           -           -         -         -        (156,278)

Balance - December
31, 1997              9,961,241      $9,961    $753,342  $ (3,675) $(990,401)




                         RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                                            For the
                                                            Period
                                                            During the
                                                            Development
                                                            Stage from
                                                            January 1,
                                                           1983 Through
                                         December 31,      December 31,
                                      1997        1996     1997

Cash Flow Provided From Operations:

Net loss from operations          $(156,278)     $(50,183)  $(439,350)

Items not requiring cash
flow during current period:
Amortization and Depreciation         2,995           516      3,586
Issuance of capital stock
for services                           -              -         28,795
Bad debts                              -              -        18,000
Decrease in notes receivable           -              -        (3,000)
Increase (Decrease) in accounts
payable and other short term
obligations                         116,201         7,691      162,192
Expenses paid by officer              -            10,013       90,807
Net Cash Flow Used For Operations (37,082)        (31,963)    (138,970)

Cash Flow Provided From Financing Activities:

Issuance of notes payable           25,000         96,000     121,000
Issuance of capital stock
for cash                              -              -        175,000
Net Cash Flow Provided
From Financing Activities          25,000          96,000     296,000

Cash Flow Used For Investing Activities:

Cash paid toward deposits
and other assets                (25,000)          (2,757)    (27,757)
Cash invested in subsidiary         -                -      (105,000)
Cash invested in treasury stock  (3,675)             -       (3,675)
Cash paid toward fixed assets    (10,777)         (8,051)    (18,903)
Net Cash Flow used for
investing activities             (39,452)         (10,808)   (155,335)

Net Cash Flow                    (51,534)           53,229     1,695

Cash-Beginning of Period           53,229             -          -

Cash-End of Period         $        1,695          $53,229    $   1,695

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
    Interest              $        1,023             $-        $   4,956
    Income Tax                     1,200              -            1,200

    Equipment contributed by
    officer (Note 3)       $        -               $7,650     $   7,650





                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1997

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

          In 1996, the Company commenced work with Dr. Jean-Francoi Hibbert, of Harris, New York. This work resulted in the Company developing a new business opportunity in the field of physical care and development. Consequently, the Company is working towards owning and operating pain management and physical wellness centers. The Centers will focus on
providing physical and nutritional consultation and treatment.   The
Company has also completed a line of its own "Bio-Resonance Therapy" (BRT) devices which are used in treatment of a variety of physical ailments. These hand held units will be sold beginning in April 1998.

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

          Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 1997 and earlier years, accordingly, no deferred tax liabilities have been recognized for all years.

          The Company had cumulative net operating loss carryforwards of approximately $440,000 at December 31, 1997 and $280,000 at December 31, 1996. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforward estimated based upon current tax rates of $150,000 at December 31, 1997 and $95,000 at December 31, 1996 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $55,000 for 1997 and $17,000 for 1996. The net operating losses begin to expire in the year 1998.

          c. Loss Per Share

          The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period.

          d. Cash and Cash Equivalent

          For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.




                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1997

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Property and Equipment

          Property is recorded at cost or estimated fair value at the time of acquisition (purchase or donation by officer/director).

          Property and Equipment consist of the following at December 31, 1997 and 1996:

                                                  1997                1996

           Office & Computer Equipment    $     21,752         $      10,976
           Less: Accumulated Depreciation      (3,585)                (591)
           Total Property and Equipment   $     18,167         $      10,385

          Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets (three to seven years). Depreciation expense for the period ended December 31, 1997 and 1996 is $2,995 and $516 respectively.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to develop its business in the field of physical care and development. (See Note 1)

NOTE 3 -  RELATED PARTY TRANSACTIONS

          Frank Nelson, a major shareholder/officer, paid expenses of the Company totaling $10,013 in 1996 in behalf of the Company. These expenses are shown as a contribution to capital. During 1996, Mr. Nelson also contributed $7,650 worth of office and medical equipment for future use in clinics that will be opened in the coming years.

          Mr. Nelson also rents space to the Company on a month to month basis for $500 a month. ($300 a month prior to May 1, 1997).

          In June 1996, Mr. Nelson provided $50,000 in long-term financing for the Company (See Note 5).

          During 1997, Mr. Nelson and his daughter provided another $54,130 in working capital to help fund the company during its development stage. The loans are non-interest bearing and are to be paid when the Company has sufficient capital for its operating needs.

          During 1997, Dr. Fancois Hibbert, a company director and officer provided $4,105 in working capital loans for it's New York operation.

          During 1997, Mr. Nelson and Mr. Jimmy Lu, officers of the corporation, signed on as personal guarantors for several bank loans. (See Notes 5 & 10).

NOTE 4 -  LEASE COMMITMENT

          The Company (in the name of Mr. Nelson) leased an automobile for company use. The lease terms are as follows.

                         Payments     $308 per month
                         Length         36 months
                         Deposit      $350


                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1997

NOTE 4 -  LEASE COMMITMENT (Continued)

          Future lease commitments:

                         1998      $  3,696
                         1999      $  2,156

NOTE 5 -  LONG TERM DEBT

          During 1996, the Company borrowed $96,000 from 3 private individuals ($50,000 from Frank Nelson) to provide financing for the Company operations. The notes are dated July 1,1996 with a maturity date of June 30, 1998, stated interest rate of 12%, unsecured. The notes are convertible into common stock at 75% of a ten day average trading bid price. These notes are classified as long term since the notes will be renegotiated in July 1998.

          In 1997, Mr. Nelson helped secure a line of credit in the amount of $25,000 that was used as an advance to purchase proprietary molds which will be used to produce inventory being manufactured overseas (see Note 9). The line of credit is similar to a credit card where interest only is paid monthly with no minimum principle due.

NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                    December 31, 1997       December 31, 1996

                                  Carrying        Fair       Carrying  Fair
                                  Amounts        Values      Amounts   Values

Cash and cash equivalents       $   1,695     $   1,695      $  -      $ -

Long-term debt including
current maturities              $   121,000   $   121,000    $96,000    $96,000

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


                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1997


NOTE 8 -  NEW YORK OPERATIONS-SUBSEQUENT EVENTS

          In 1997, the Company opened a wellness treatment center in Tarrytown, New York. A lease was signed for office space and another lease was signed for personal property used in the treatments provided by the center. Early in 1998, the center was closed. A buyout of the lease for the office space was negotiated ($36,000)(See Note 10) and the personal property was returned to the vendor. Currently, the Company is negotiating for a buyout of the lease for equipment, although as of this audit date, such negotiations are ongoing. Although the amount of loss could be upwards of $25,000 (the full claim of the leasing company), the Company cannot estimate the amount of loss at the current time.


NOTE 9 -  DEPOSITS

          In 1997, the Company advanced $25,000 towards the molds that will produce the BRT devices (See Note 1) that are being manufactured overseas. The devices were shipped in March 1998.

NOTE 10 - SHORT TERM NOTES

          In 1997, Mr. Nelson and Jimmy Lu, two company officers, personally guaranteed a note for $25,300 for use as Company working capital. The note was due in March 1998 and was renegotiated at that time into a long term note along with a line of credit that the Company had to secure the lease in New York (See Note 8). The New York lease was canceled in March for a one time fee of $36,000 in which the line of credit was activated and the fee paid.
The new note was negotiated as a four year obligation with monthly payments of $2,029. Payments began in June 1998.



















We hereby consent to the use of our audit report of Renu U International, Inc. dated July 16, 1998 for the year ended December 31, 1997 in their Form 10K-SB Annual Report dated August 10, 1998.




Salt Lake City, Utah
August 10, 1998













                              ORTON & COMPANY







August 10, 1998



Securities & Exchange Commission
Washington D.C.

Gentlemen:

We have been furnished with a copy of the response to Item 8 of the Form 10K-SB for the event that occurred on August 10, 1998 filed by our former client, Renu U International, Inc.. We agree with the statements made in response to that item insofar as they relate to our firm.

Sincerely,




/s/ Orton & Company