Form 10QSB
period 1998-03-31
RENU U INTERNATIONAL INC
filed 1998-08-19
CIK 108473

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1998

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

                           Yes  X   No


                              9,961,241
                     (Number of shares of common
                  stock the registrant had outstanding
                            as of August 4, 1998

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and changes in its financial position from January 1, 1983 through March 31, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In early 1996, the Company commenced work with Dr. Jean-Francois Hibbert, MD, and later Dr. Michael Wall, MD. This work has resulted in the Company developing a new business opportunity in the field of pain management and physical wellness utilizing the Company's Bio- Resonance Therapy ("BRT"). Consequently, the Company is working towards owning and operating pain management and physical wellness centers (hereafter "the Centers"),leasing commercial BRT units, and selling hand-held BRT units domestically and internationally.

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

     The Company has worked with the foreign manufacturer for the past eighteen months to develop a hand-held BRT unit and have now commenced production and marketing. This smaller unit will operate under the same principals as the device installed in the Centers, but at significantly lower capacity. These smaller devices will be marketed through a variety of marketing channels for home use. In May of 1998 the Company entered into an exclusive product license agreement with Sureal International, Inc.
Pursuant to the Agreement, Sureal has the exclusive right for merchandising, marketing, distribution, promotion and selling of hand held BRT units under the trade name Sureal BRT or Sureal Bio-Resonance Therapy for as long as the minimum unit purchases are met. The exclusivity excludes Thailand, Singapore, Malaysia, Indonesia, Hong Kong, China and Taiwan as territories. The minimum purchases are 3,000 units within six months of the agreement, 2,000 units for the three month period after November 1, 1998, and then 3,000 units per month thereafter. Sureal has already paid the Company a $5,000 good faith payment towards the licensing fee of $250,000. The licensing fee is due upon the earlier of nine months from the date of the agreement, or upon completion of a public offering by Sureal. Management has been informed that Sureal expects to have their offering completed by the end of October 1998.

     As part of its business, the Company will sell the smaller units and lease larger units to institutions like hospitals and fitness centers. The Company currently has an order to lease approximately 50 commercial units, with 12 units already delivered to customers.

     The Registrant is currently conducting only limited business operations. At March 31, 1998, the Registrant had current assets of $35,472 and current liabilities of $262,630. The Company had total assets of $86,634 and total liabilities of $383,630. During 1997, the Registrant began operations in Tarrytown, New York under the direction of Dr. Jean-Francois Hibbert. For the first quarter, the center generated approximately $14,000 in treatment revenue while the overhead for the New York center was estimated at $20,000 to $25,000 (Excluding the $36,000 lease buyout)(See Properties).

    During the first quarter, the Company generated a loss of ($65,547) compared to ($23,314) in the prior year. The increase is due entirely to the loss from the operation of the New York Center and the loss from the buyout of the leasehold in New York.

    In 1997, the Company expended approximately $10,000 in new equipment for the New York center (which will be transferred and used in the Salt Lake center) and $25,000 towards the purchase of the proprietary molds used in the production of the new BRT hand held devices. So far in 1998, the Company has expended over $40,000 towards the manufacture and delivery of inventory.

    With the purchase and sale of the BRT inventory, the opening of its Salt Lake City wellness center, and ongoing financial support by the principle shareholder/directors, the Company is expected to meet its financial needs through 1998. In 1998, the Company has negotiated $92,000 in short term debt into long term debt and will renegotiate its $96,000 bond issuance for at least another one year. Working capital loans from the principle shareholder are not payable until the Company has sufficient capital for its operating needs. It is estimated that sales of the hand held unit will exceed $240,000 for 1998 along with an expected receipt of up to $250,000 in licensing fees from Sureal (see earlier discussion).

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

                                                 Renu-U International, Inc.


Date: August 10, 1998                              /s/Frank Nelson
                                                  President and Principal
                                                  Financial Officer


                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                            Balance Sheets

                                ASSETS

                                    March 31,
                                    1998            December 31,
                                    (Unaudited)     1997

Current Assets
  Cash                              $     6,422    $     1,695
  Prepaid expenses                       31,050           -
                                         35,472          1,695
Fixed Assets
  Office equipment (Note 1) (Note 3)      42,230        18,167

Other Assets
  Medical equipment (Note 3)             7,207           7,207
  Deposits (Note 4)                        350          25,350

                                    $     87,259    $   52,419


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses        $     85,742    $   78,656
  Accounts payable - related party (Note 3)          74,538        58,236
  Deferred Revenue                                   10,000           -
  Short term notes (Note 9)                          92,350        25,300
                                                    262,630       162,192

Long term debt (Note 5)                             121,000        121,000

Contingencies & Commitments (Notes 4 & 8)                -           -

Stockholders' Equity
  Preferred stock, $.10 par value 1,000,000 shares
    authorized, no shares issued or outstanding          -            -
  Common stock $.001 par value, 100,000,000 shares
     authorized, 9,961,241 shares issued and outstanding 9,961       9,961
  Capital in excess of par                            753,342       753,342
  Treasury stock                                       (3,675)       (3,675)
  Accumulated deficit during development stage        (1,055,999)   (990,401)
                                                      (296,371)     (230,773)

                                                   $     87,259    $   52,419







                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)


                                                        For the Period
                                                        During the
                                                        Development
                                                        Stage from
                              For the Three Months      January 1, 1983
                              Ended March 31,          Through March 31,
                             1998          1997             1998

Revenue:
  Sales & service           $14,312      $    -          $   41,461

Expenses
  Selling, General &
 Administrative Expenses    43,893        23,696             514,891
 Loss From Abandonment Of
 Leasehold                  36,000            -              36,000
      Total Expenses        79,893        23,696            550,891

Other Income (Expense):
  Interest income              -             382              4,533

    Net Loss             $ (65,598)   $ (23,314)         $ (504,897)

Net Loss Per Share
           (Note 1)      $    (.01)   $    (.00)         $     (.06)


Average shares
  outstanding             9,961,241   9,961,241           8,164,850

                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                          For the Period
                                                          During the
                                                          Development
                                                          Stage from
                              For the Three Months        January 1, 1983
                                 Ended March 31,          Through March 31,
                                1998        1997           1998
Cash Flow Used for Operations:

 Net loss from operations      $(65,598)   $(23,314)       $(504,897)
  Items not requiring cash flow
   during the current period:
 Depreciation                        937         858            4,523
 Increase in Inventory           (31,050)        -           (31,050)
 Issuance of stock for services       -          -             28,795
 Decrease in Deposits              25,000        -             25,000
 Bad debts                             -         -             18,000
 Decrease in notes receivable          -         -            (3,000)
 Increase /decrease in accounts
 payable                          23,388        (70)          185,529
 Increase in deferred revenue     10,000         -             10,000
 Expenses paid by an officer          -          -             90,807

 Net Cash Flow Used for
 Operations                     (37,323)     (22,526)        (176,293)

Cash Flow Provided From Financing
 Activities:
  Issuance of capital stock for
  cash                               -           -           175,000
  Issuance of notes payable      67,050          -           188,050

  Net Cash Flow Provided
   From Financing Activities     67,050         -           363,050

Cash Flow Used for Investing
 Activities:
  Cash invested in subsidiary        -         -          (105,000)
  Cash paid for fixed assets    (25,000)    (2,732)        (43,903)
  Cash paid for deposits             -      (5,039)        (27,757)
  Cash paid for treasury stock       -      (3,675)         (3,675)

   Net Cash Flow Used for Investing
    Activities                   (25,000)   (11,446)       (180,335)

Net Cash Flow                      4,727   (33,972)           6,422

Cash - Beginning of Period         1,695     53,229             -

Cash - End of Period            $ 6,422      19,257         $6,422




                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              March 31, 1998

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

          In 1996, the Company commenced work with Dr. Jean-Francoi Hibbert, of Harris, New York. This work resultedin the Company developing a new business opportunity in the field of physical care and development. Consequently, the Company is working towards owning and operating pain management and physical wellness centers. The Centers will focus on providing
physical and nutritional consultation and treatment.   The Company has also
completed a line of its own "Bio-Resonance Therapy" (BRT) devices which are used in self-treatment of a variety of physical ailments. These hand held units will be sold beginning in April 1998.

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

          The Company had cumulative net operating loss carryforwards of approximately $440,000 at December 31, 1997 and $280,000 at December 31, 1996. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from suchnet operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforward estimated based upon current tax rates of $150,000 at December 31, 1997 and $95,000 at December 31, 1996 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $55,000 for 1997 and $17,000 for 1996. The net operating losses begin to expire in the year 1998.

          c. Loss Per Share

          The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period.

          d. Cash and Cash Equivalent

          For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.


                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              March 31, 1998

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Property and Equipment

          Property is recorded at cost or estimated fair value at the time of acquisition (purchase or donation by officer/director).

          Property and Equipment consist of the following:
                                               March 31,
                                               1998         1997      1996

               Office & Computer Equipment     $46,753     $21,752    $10,976
               Less: Accumulated Depreciation   (4,523)    (3,585)      (591)
               Total Property and Equipment    $ 42,230  $  18,167    $10,385

          Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets (three to seven years).
Depreciation expense for the period ended March 31, 1998, December 31, 1997 and 1996 is $937, $2,995 and $516 respectively.

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

          In June 1996, Mr. Nelson provided $50,000 in long-term financing for the Company (See Note 5).

          During 1997, Mr. Nelson and his daughter provided another $49,336 in working capital to help fund the company during its development stage. The loans are non-interest bearing and are to be paid when the Company has sufficient capital for its operating needs. In 1998, Mr. Nelson provided another $21,696 in the first 3 months of 1998.

          During 1997, Dr. Fancois Hibbert, a company director and officer provided $4,105 in working capital loans for it's New York operation. Dr. Hibbert was paid back $600 in the first three months of 1998.

          During 1997, Mr. Nelson and Mr. Jimmy Lu, officers of the corporation, signed on as personal guarantors for several bank loans. (See Notes 5 & 9).

NOTE 4 -  LEASE COMMITMENT

          The Company (in the name of Mr. Nelson) leased an automobile for company use. The lease terms are as follows.

                         Payments  $308 per month
                         Length         36 months
                         Deposit        $350


                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              March 31,1998

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

NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                   December 31, 1997       December 31, 1996
                                   Carrying     Fair       Carrying    Fair
                                   Amounts      Values      Amounts    Values

        Cash and cash equivalents  $1,695       $1,695      $ -         $ -

        Long-term debt including
         current maturities        $121,000     $121,000    $96,000     $96,000


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


                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              March 31,1998

NOTE 8 -  NEW YORK OPERATIONS

          In 1997, the Company opened a wellness treatment center in Tarrytown, New York. A lease was signed for office space and another lease was signed for personal property used in the treatments provided by the center. Early in 1998, the center was closed. A buyout of the lease for the office space was negotiated ($36,000)(See Note 5) and the personal property was returned to the vendor. Currently, the Company is negotiating for a buyout of the lease for equipment, although as of this audit date, such negotiations are ongoing. Although the amount of loss could be upwards of $25,000 (the full claim of the leasing company), the Company cannot estimate the amount of loss at the current time.

NOTE 9 -  SHORT TERM DEBT

          In 1998, Mr. Nelson secured a loan for $31,050 for the first purchase of BRT Hand held units for sale in the United States. The shipment was received in March. The note was due July 15, 1998 and then renewed to July 15, 1999.

          In 1997, Mr. Nelson and Jimmy Lu, two company officers, personally guaranteed a note for $25,300 for use as Company working capital. The note was due in March 1998 and was renegotiated in May into a long term note along with a line of credit that the Company had to secure the lease in New York (See
Note 8). The New York lease was canceled in March for a one time fee of $36,000 in which the line of credit was activated and the fee paid. The new note was renegotiated in May on all notes as a four year obligation with monthly payments of $2,029. Interest rate is stated at 14.00%