Form 10QSB
period 1998-06-30
RENU U INTERNATIONAL INC
filed 1998-08-19
CIK 108473

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1998

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

                           Yes  X   No


                              9,961,241
                     (Number of shares of common
                  stock the registrant had outstand-
                      ing as of August 7, 1998)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and changes in its financial position from January 1, 1983 through June 30, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


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

     The Registrant is currently conducting only limited business operations. At June 30, 1998, the Registrant had current assets of $32,524 and current liabilities of $221,999. The Company had total assets of $83,410 and total liabilities of $383,706. During 1997, the Registrant began operations in Tarrytown, New York under the direction of Dr. Jean-Francois Hibbert. For the first quarter the center generated approximately $14,000 in treatment revenue while the overhead for the New York center was estimated at $20,000 to $25,000 (Excluding the $36,000 lease buyout). The center closed in March 1998.

    During the first six months, the Company generated a loss of ($69,522) compared to ($53,716) in the prior year. The increase is due primarily to the operation of the New York Center and the loss from the buyout of the leasehold in New York.

    In the second quarter, the Company began sales of their BRT hand held unit. The first 1,000 units were received in March 1998 and sales began in April. Of the 1,000 units received, approximately 410 units were sold in the second quarter.

    From these sales, the Company approached break even by recording a loss of only ($3,925). Even though the Company has not recovered the losses from the New York operation, management feels that the Company can be profitable by the year end.

    In 1997, the Company expended approximately $10,000 in new equipment for the New York center (which will be transferred and used in the Salt Lake center) and $25,000 towards the purchase of the proprietary molds used in the production of the new BRT hand held devices. So far in 1998, the Company has currently expended over $40,000 towards the manufacture and delivery of inventory.

    With the purchase and sale of the BRT inventory, the opening of its Salt Lake City wellness center, and ongoing financial support by the principle shareholder/directors, the Company is expected to meet its financial needs through 1998. In 1998, the Company has negotiated $92,000 in short term debt into long term debt and has renegotiated its $96,000 bond issuance for one year. Working capital loans from the principle shareholder are not payable until the Company has sufficient capital for its operating needs. It is estimated that sales of the hand held unit will exceed $240,000 for 1998 along with an expected receipt of up to $250,000 in licensing fees from Sureal (see earlier discussion).

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

                                                 Renu-U International, Inc.


Date: August 10, 1998                              /s/ Frank Nelson
                                                   President and Principal
                                                   Financial Officer




                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                            Balance Sheets

                                ASSETS

                                    June 30,
                                    1998            December 31,
                                    (Unaudited)     1997

Current Assets
  Cash                              $5,736           $1,695
  Inventory                         18,763              -
  Prepaid Expenses                   8,025              -
                                    32,524            1,695
Fixed Assets
  Office equipment (Note 1)
  (Note 3)                          43,329           18,167

Other Assets
  Medical equipment (Note 3)         7,207           7,207
  Deposits (Note 4)                    350           25,350

                                $    83,410          $52,419


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued
  expenses                          $89,110         $ 78,656
 Accounts payable-related party
   (Note 3)                          74,538           58,236
 Deferred Revenue                    10,000              -
 Short term notes (Note 5)           31,050           25,300
 Current portion - long term debt
 (Note 5)                            17,301              -
                                    221,999          162,192

Long term debt (Note 5)             161,707          121,000

Contingencies & Commitments (Notes 4 & 8)

Stockholders' Equity
Preferred stock, $.10 par value
1,000,000 shares  authorized, no
shares issued or outstanding            -                 -
Common stock $.001 par value,
100,000,000 shares authorized,
9,961,241 shares issued
 and outstanding                      9,961          9,961
Capital in excess of par              753,342        753,342
Treasury Stock                        (3,675)        (3,675)
Accumulated deficit during
development stage                    (1,059,924)     (990,401)

                                     (300,296)       (230,773)

                                    $   83,410       $ 52,419


                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)
                                                          For the Period
                                                          During the
                                                          Development
                                                          Stage from
              For the Three Months   For the Six Months   January 1, 1983
                   Ended June 30,      Ended June 30,     Through June 30,
                 1998      1997        1998      1997      1998
REVENUE

Sales & Service  $33,565  $1,000     $ 47,877   $1,000   $75,026
 Franchise fees    5,000      -        5,000       -       5,000
    Total Revenue 38,565   1,000      52,877    1,000     80,026

Cost of Sales     13,611      -       13,611     -        13,611

Gross Margin      24,954     1,000    39,266    1,000       66,415

EXPENSES

Selling, General &
 Administrative
 Expenses        28,879    30,402     72,788   54,098       543,769
 Loss from
 Abandonment of
 Leasehold         -         -       36,000       -          36,000
Total            28,879    30,402   108,788    54,098       579,769

Other Income (Expense)
 Interest income       -         -         -      382        4,533

NET LOSS        $(3,925) $(29,402) $(69,522)  $(52,716)  $ (508,821)

NET LOSS PER
SHARE          $ (0.00)  $  (0.00) $  (0.01) $ (0.01)    $   (0.06)
AVERAGE SHARES
 OUTSTANDING  9,961,241  9,961,241  9,961,241  9,961,241    8,193,823







                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                          For the Period
                                                          During the
                                                          Development
                                                          Stage from
                                    For the Six Months   January 1, 1983
                                    Ended June 30,       Through June 30,
                                    1998        1997        1998
Cash Flow Used for Operations:

 Net loss from operations         $(69,522)  $(52,716)     $(508,821)
  Items not requiring cash flow
   during the current period:
 Depreciation                        2,592       1,544          6,178
 Issuance of stock for services        -          -            28,795
 Bad debts                             -          -            18,000
 Increase in inventory & prepaid
  expenses                         (26,788)        -          (26,839)
 Decrease in notes receivable           -          -           (3,000)
 Decrease in deposits               25,000         -            25,000
 Increase /decrease in accounts
 payable                            26,756      14,619         188,948
 Increase in deferred revenue       10,000       -              10,000
 Expenses paid by an officer            -         -             90,807

  Net Cash Flow Used for
  Operations                       (31,963)    (36,553)        (170,932)

Cash Flow Provided From Financing
 Activities:
  Issuance of capital stock for cash   -            -         175,000
  Issuance of notes payable         63,758          -         184,758

  Net Cash Flow Provided
   From Financing Activities        63,758          -         359,758

Cash Flow Used for Investing
 Activities:
  Cash invested in subsidiary          -            -         (105,000)
  Cash paid for fixed assets       (27,754)     (3,836)       (46,657)
  Cash paid for other assets            -       (5,360)       (27,757)
  Cash paid for treasury stock          -        (3,675)        (3,675)

   Net Cash Flow Used for Investing
    Activities                     (27,754)     (12,871 )      (183,089)

Net Cash Flow                        4,041      (49,425)        5,736

Cash - Beginning of Period           1,695        53,229            -

Cash - End of Period               $  5,736       $3,805        $5,736




                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 1998

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




                          RENU-U INTERNATIONAL, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 1998

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Property and Equipment

          Property is recorded at cost or estimated fair value at the time of acquisition (purchase or donation by officer/director).

          Property and Equipment consist of the following at December 31, 1997 and 1996:
                                               March 31,
                                                 1998        1997      1996

          Office & Computer Equipment         $46,507       $21,752   $10,976
          Less: Accumulated Depreciation      (6,178)       (3,585)      (591)
          Total Property and Equipment        $43,329       $18,167   $10,385

          Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets (three to seven years). Depreciation expense for the period ended June 30, 1998, December 31, 1997 and 1996 is $2,592, $2,995 and $516 respectively.

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

          In June 1996, Mr. Nelson provided $50,000 in long-term financing for the Company (See Note 5).

          During 1997, Mr. Nelson and his daughter provided another $54,130 in working capital to help fund the company during its development stage. The loans are non-interest bearing and are to be paid when the Company has sufficient capitalfor its operating needs. In 1998, Mr. Nelson provided another $21,696 in the first six months of 1998.

          During 1997, Dr. Fancois Hibbert, a company director and officer provided $4,105 in working capital loans for it's New York operation. Dr. Hibbert was paid back $600 in the first six months of 1998.

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




                          RENU-U INTERNATIONAL, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 1998

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

          In 1997, Mr. Nelson helped secure a line of credit in the amount of $25,000 that was used as an advance to purchase proprietary molds which will be used to produce inventory being manufactured overseas (see Note 9). The line of credit is similar to a credit card where interest only is paid monthly with no minimum principle due. Interest is stated at 10.75%. The note is unsecured (except for Mr. Nelson's guarantee).

          In 1998, Mr. Nelson secured a loan for $31,050 for the first purchase of BRT Hand held units for sale in the United States. The shipment was received in March. The note was due July 15, 1998 and then renewed to July 15, 1999. Interest is stated at 8.3%.

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

          Future principle payments on all notes are as follows:

                    1998           $     8,349
                    1999           $   145,596
                    2000           $    21,316
                    2001           $     9,796
                    Beyond         $    25,000

NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                 December 31, 1997       December 31, 1996
                                 Carrying    Fair        Carrying     Fair
                                  Amounts   Values       Amounts     Values

 Cash and cash equivalents      $  1,695    $1,695       $  -      $  -

 Long-term debt including
 current maturities             $121,000    $121,000      $96,000  $ 96,000


                          RENU-U INTERNATIONAL, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30,1998

NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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