Form 10QSB
period 1998-09-30
RENU U INTERNATIONAL INC
filed 1999-05-03
CIK 108473

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1998

               Commission File Number    1-7301


                       RENU-U INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)


                DELAWARE                             75-1329265
      (State or other jurisdiction of              (IRS Employer
      incorporation or organization)               Identification No.)


                      3809 SOUTH WEST TEMPLE, 1B
                      SALT LAKE CITY, UTAH  84115
               (Address of principal executive offices)


Registrant's telephone number
including area code                            (801) 262-5052


           3789 South 500 West, Salt Lake City, Utah 84115
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No

                             9,961,241
                     (Number of shares of common
                  stock the registrant had outstand-
                     ing as of February 24, 1999)







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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and changes in its financial position from January 1, 1983 through September 30, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had very little cash and accounts receivable of $16,890 at September 30. The Registrant intends to raise additional funds as needed through private placements or debt financing with accredited and sophisticated investors or other private individuals or banks.

     Results of Operation. During the quarter ended September 30, 1998, the registrant had $28,850 in clinic revenue and inventory sales. Net loss from operations was $(2,819) compared to $(32,814) for the same period last year. The Company has disposed of its assets from previous business ventures and has commenced start-up procedures of operating physical wellness centers
(see Plan of Operations). The Company has had losses of $(65,622) for the nine months ended September 30, 1998 compared to $(84,206) for the same period last year.

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

     The business operation of the Company will be developed in two phases. Phase I includes the establishment of several of the treatment Centers. The first Center was opened in Tarrytown, New York in June of 1997 (closed in early 1998). The Salt Lake Center opened November 1998. The centers will offer clients a complete fitness and wellness therapy package, including Bio Resonance Therapy, flexibility training, and nutrition consultation. The Company currently intends to open subsequent Centers in other strategically located areas. As with the first Center, each Center will occupy approximately 2500 sq. feet of space and will be staffed by approximately six employees under the direction of a medical doctor. As the business develops, in Phase II the Company intends to license and franchise these Centers.


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

     The Company is currently working with the manufacturer to develop a hand-held BRT unit. This smaller unit will operate under the same principals as the device installed in the Centers, but at significantly lower capacity. These smaller devices will be marketed through a variety of marketing channels for home use. The Company has sold the hand held units through 1997 and 1998.

     In the summer of 1996, the Company privately raised $96,000 through the sale of debentures which are convertible into the Company's common stock at 75% of the average bid price for the ten trading days prior to conversion. The Registrant will need additional funding in order to pay its obligations, file periodic reports and continue its currently planned business of owning and operating pain management centers. The Registrant has not entered into any agreement for the provisions of such additional funding and no assurances can be given that such funding will be available to the Registrant on terms acceptable to it or at all. In 1998, the Company has been able to obtain short term financing for operations and inventory purchases but will need to find additional short term or long term financing or equity financing to continue to operate.




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

                                 Renu-U International, Inc.


Date: April 21, 1999              /s/ Frank Nelson
                                 President and Principal Financial Officer






                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                            Balance Sheets

                                ASSETS
                                    September 30,
                                    1998            December 31,
                                    (Unaudited)     1997
Current Assets
   Cash                             $     1,160    $     1,695
   Accounts Receivable                   16,890  -
   Inventory                             18,363  -
                                         36,413          1,695
Fixed Assets
  Office equipment                       41,674         18,167

Other Assets
  Medical equipment                       7,207          7,207
  Deposits                                  350         25,350

                                    $    85,644  $52,419




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses $97,845     $   78,656
  Accounts payable - related party       74,538         58,236
  Deferred Revenue                        5,000           -
  Short term notes                       30,050           -
  Current portion - long term debt       17,301         25,300
                                        224,734        162,192

Long term debt (Note 5)                 157,305        121,000

Stockholders' Equity

Preferred stock, $.10 par value 1,000,000 shares
 authorized, no shares issued or outstanding   -        -
Common stock $.001 par value, 100,000,000
 shares authorized, 9,961,241 shares issued
 and outstanding                          9,961  9,961
Capital in excess of par                753,342  753,342
Retained (deficit) accumulated during
  development stage                  (1,056,023) (990,401)
Treasury stock                           (3,675)   (3,675)
                                       (296,395) (230,773)

                                    $    85,644  $52,419






                      RENU-U INTERNATIONAL, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)
                                                                For the Period
                                                                  During the
                                                                 Development
                                                                 Stage from
                                                                January 1, 1983
                  For the Three Months    For the Nine Months       Through
                   Ended September 30,     Ended September 30,   September 30,
                    1998      1997           1998      1997           1998
REVENUE

 Sales & Service    $28,850  $ 16,946  $ 83,447  $17,946  $   103,876
 Franchise fees       5,000       320    10,000      702       10,000
                     33,850    17,266    93,447   18,648      113,876

Cost of Sales         8,425      -       22,036     -          22,036

Gross Margin         25,425    17,266    71,411   18,648       91,840

EXPENSES

 Selling, General &
     Administrative Expenses   28,244    50,080  101,032      102,674 572,013
 Loss from Abandonment
     Of Leasehold     -         -        36,000    -           36,000

TOTAL EXPENSES       28,244    50,080   137,032  102,674      608,013

Other Income (Expense)
    Interest Income   -          -         -       -            4,533

NET LOSS            $(2,819) $(32,814) $(65,622) $(84,026) $ (511,640)

NET LOSS PER SHARE  $ -      $  -      $  (0.01) $  (.01)

AVERAGE SHARES
 OUTSTANDING        9,961,241  9,961,241  9,961,241   9,961,241








                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                               For the Period
                                                               During the
                                                               Development
                                                               Stage from
                                                              January 1, 1983
                                   For the Nine Months           Through
                                   Ended September 30,        September 30,
                                    1998        1997              1998
Cash Flow Used for Operations:

 Net loss from operations          $(65,622) $ (84,026)       $(511,640)
  Items not requiring cash flow
   during the current period:
 Depreciation                        4,742      3,367           8,328
 Issuance of stock for services        -          -            28,795
 Bad debts                             -          -            18,000
 Increase in accounts receivable   (16,890)       -           (16,890)
 Increase in inventory & prepaid expenses  (18,363) -         (18,363)
 Decrease in notes receivable          -      (1,750)          (3,000)
 Decrease in deposits               25,000        -               -
 Increase / decrease in accounts payable 18,695 44,325         190,554
 Increase in deferred revenue        5,000        -             5,000
 Expenses paid by an officer           -          -            85,050

  Net Cash Flow Used for Operations (47,438) (38,084 )       (214,166)

Cash Flow Provided From Financing
 Activities:
  Issuance of capital stock for cash   -          -            175,000
  Issuance of notes payable          74,658     23,837         195,658

  Net Cash Flow Provided
   From Financing Activities        74,658      23,837         370,658

Cash Flow Used for Investing
 Activities:
  Cash invested in subsidiary          -           -          (105,000)
  Cash paid for fixed assets       (27,755)    (35,307)        (46,657)
  Cash paid for treasury stock         -        (3,675)         (3,675)

   Net Cash Flow Used for Investing
    Activities                     (27,755)     (38,982)       (155,332)

Net Cash Flow                         (535)     (53,229)          1,160

Cash - Beginning of Period           1,695       53,229             -

Cash - End of Period              $  1,160    $    -             $1,160







                        RENU-U INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              September 30, 1998


NOTE 1 -  INTERIM FINANCIAL STATEMENTS

          Management has elected to omit all of the disclosures for the interim financial statements ended January 31, 1998 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.