Form 10KSB
period 1998-12-31
RENU U INTERNATIONAL INC
filed 1999-08-26
CIK 108473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                          Commission File number 1-7301

                           Renu-U International, Inc.
                           --------------------------
             (Exact name of Registrant as Specified in its Charter)

               Delaware                                        75-1329265
     ------------------------------                       --------------------
    (State or other jurisdiction of                         I.R.S.  Employer
    incorporation  or  organization)                      Identification  Number

          14251  Chambers  Rd,  Tustin  Ca                            92780
        ----------------------------------------------------------------------
          (Address  of  principal  executive  offices)            (Zip  Code)

Issuer's  telephone  number,  including  area  code:  (714)  666-2020

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.               Yes  X    No
                                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     The issuer's revenues for the fiscal year ended December 31, 1998 were $89,638.

     The aggregate market value of voting stock held by non-affiliates (9,996,124 shares) of the registrant, based upon the closing sales price of the registrant's common stock as reported on the NASD Bulletin Board on August 3, 1999, was approximately $1,681,450

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 3, 1999: 99,961,241 before reverse stock split.(see Item 6 - subseq events)

                                TABLE OF CONTENTS
PART  I
-------

Item  1.  Business                                                             3

Item  2.  Properties                                                           4

Item  3.  Legal  Proceedings                                                   4

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          4

PART  II
--------

Item  5.  Market for Company's Common Equity and Related Stockholder Matters   4

Item  6.  Plan  of  Operations                                                 5

Item  7.  Financial  Statements                                                7

Item  8.  Changes  in  and  Disagreements  with  Accountants  on
          Accounting  and  Financial  Disclosure                               7

PART  III
---------

Item  9.  Directors, Executive Officers, Promoters and Control Person;
          Compliance  with  Section  16(a)  of  the  Exchange  Act             8

Item  10. Executive  Compensation                                              9

Item  11. Security Ownership of Certain Beneficial Owners and Management       9

Item  12. Certain  Relationships  and  Related  Transactions                  10

Item  13. Exhibits  and  Reports  on  Form  8-K                               10

FINANCIAL STATEMENTS                                                          11
---------------------

ITEM  1.  DESCRIPTION  OF  BUSINESS1ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------------------------------------------

     The following narrative of this annual report contains some "forward looking statements" which are based upon the plans, goals and objectives of the Company and its management. Such statements are subject to various risks and uncertainties. Numerous factors exist within the business world which may prevent the successful attainment of such plans, goals and objectives. Consequently, the reader should carefully consider the fact that such risks, uncertainties, and unknown factors may cause actual results to vary materially from the future results sought and/or discussed by the Company in such forward-looking statements.


     BUSINESS  PLAN

     The Company has completed a line of its own Bio-Resonance Therapy (BRT) Devices which are used in treatment of a variety of physical ailments. The
Company sells its hand-held BRT units and leases its larger, or professional units, to hospitals, doctors, chiropractors and physical therapistsThe business plan for this venture has not been fully developed at this time.


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

     Renu-U International, Inc. (the "Registrant" or "the Company") was incorporated under the laws of the State of Delaware on June 14, 1971 under the name of Worldcom, Inc. The Worldcom shares were traded in the over-the-counter securities market.

     The registrant filed a Form 10 registration statement with the Securities and Exchange Commission in May of 1972. Registrant discontinued its operations after 1976 and was inactive from approximately 1976 until June 1988.

     In  1996,  the  Company  started  work  with  Dr. Jean-Francois Hibbert, of
Harris, New York. Subsequently, the Company worked with Dr. Michael Wall, who continues with the Company on its advisory board. This work resulted in the Company developing a new business opportunity in the field of physical care and development. The Company is currently selling a line of hand-held BRT units and leasing commercial BRT units. See Item 6 ( Plan of Operations and Subsequent Events).

ITEM  2.  DESCRIPTION  OF  PROPERTY2.  DESCRIPTION  OF  PROPERTY
----------------------------------------------------------------

     The Registrant currently owns no properties. The Company currently occupies approximately 1,000 square feet of office space for a monthly rent of $500. The Company had maintained its first wellness center in Tarrytown, New York but has since moved the center to Salt Lake City, Utah.

ITEM  3.  LEGAL  PROCEEDINGS3.  LEGAL  PROCEEDINGS
--------------------------------------------------

     There are currently no legal proceedings pending or threatened against Registrant to the knowledge of its officers.

ITEM  4.  SUBMISSION  OF  MATTERS TO A VOTE OF SECURITY HOLDERS4.  SUBMISSION OF
--------------------------------------------------------------------------------
MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------------------------------------------

     There were no matters submitted to the shareholders during the fourth quarter of 1998.


                                     PART II

ITEM  5.  MARKET  FOR  COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS5.
--------------------------------------------------------------------------------
MARKET  FOR  COMPANY'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
--------------------------------------------------------------------------

     The trading symbol for the Company's common stock RNUI, and is currently quoted at a $.52 offer. Though the Company has been unable to obtain historical quotation information for the Company's stock, it is management's belief that the stock has been quoted at between $.09 and $.52 for the last year. There has only been a limited public trading market for such stock for the preceding several years. As of the date of this report, there were 99,961,241 shares of Common Stock outstanding, before the reverse stock split in July 1999, held by 3,759 holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers. No dividends have been declared by the Registrant during the seven most recent fiscal years. The Registrant has no plans to pay cash dividends in the near future.

ITEM  6.  PLAN  OF  OPERATIONS  (MD&A)6.  PLAN  OF  OPERATIONS  (MD&A)
----------------------------------------------------------------------

OVERVIEW

     In early 1996, the Company started work with Dr. Jean-Francois Hibbert, MD, and later Dr. Michael Wall, MD. This work has resulted in the Company developing a new business opportunity in the field of pain management and physical wellness utilizing the Company's Bio-Resonance Therapy ("BRT"). Consequently, the Company is working towards owning and operating pain management and physical wellness centers (hereafter "the Centers"),lease commercial BRT units, and sell hand-held BRT units domestically and internationally.

     An initial Center was located in New York in 1997, but was moved in May 1998 due to logistical difficulties in operating the center at a great distance from the Company's headquarters in Salt Lake City, Utah. Management is currently operating a center in Salt Lake City, Utah.

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

     The Company has worked with a foreign manufacturer for the past two years to develop a hand-held BRT unit and have now commenced production and marketing. This smaller unit will operate under the same principals as the device installed in the Centers, but at significantly lower capacity. These smaller devices will be marketed through a variety of marketing channels for home use. In may of 1998 the Company entered into an exclusive product license agreement with Sureal International, Inc. Pursuant to the Agreement, Sureal has the exclusive right for merchandising, marketing, distribution, promotion and selling of hand held BRT units under the trade name Sureal BRT or Sureal Bio-Resonance Therapy for as long as the minimum unit purchases are met. The exclusivity excludes Thailand, Singapore, Malaysia, Indonesia, Hong Kong, China and Taiwan as territories. The minimum purchases are 3,000 units within six months of the agreement, 2,000 units for the three month period after November 1, 1998, and then 3,000 units per month thereafter. Sureal has paid the Company an advance payment of $5,000 towards the licensing fee of $250,000. The licensing fee is due upon the earlier of nine months from the date of the agreement, or upon completion of a public offering by Sureal.

FINANCIAL  CONDITION

The Registrant is currently conducting only limited business operations. At December 31, 1998, the Registrant had current assets of $35,040 and current liabilities of $ 334,788.
The Company has sustained substantial losses and does not have the current assets to service its current liabilities for the coming year, however during June 1999 all assets were transferred in exchanged for the assumption of all liabilities. ( See Subsequent Events)

     The Company expended $25,000 towards the purchase of the proprietary molds used in the production of the new BRT hand held devices. The Company has currently expended over $40,000 towards the manufacture and delivery of inventory in 1998.

     The Registrant will need additional funding beyond managements' current expectations in order to pay its obligations, file periodic reports and continue its currently planned business of owning and operating pain management centers, the Registrant will need to enter into an agreement for the provisions of such additional funding and no assurances can be given that such funding will be available to the Registrant on terms acceptable to it or at all.

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

SUBSEQUENT  EVENTS

During June 1999 the Company transferred all assets and its business in the physical care field in exchange for the assumption of all its liabilities as part of an acquisition and reorganization between the Company and RGB Technology Group, Inc. and Kimrose Holdings which included the issuance of 90,000,000 shares of the Company and then a reverse stock split of the Company stock at 30 shares of outstanding stock for one share.

See form 8-K filed in July 2, 1999 for a disclosure of the above and notification of a change in officers and a change in accountants.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

     The Registrant's audited financial statements for the years ended 1998 and 1997 are included herein.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
-------------------------------------------------------------------------------
ACCOUNTING  AND  FINANCIAL  DISCLOSURE
--------------------------------------

     There are no disagreements between the Registrant and any of the accountants on any matter of accounting principles or practices or financial statement disclosure. In 1999 the Company appointed Andersen, Andersen and Strong as its independent auditors to replace the Company's previous auditing firm Crouch Bierwolf and Chrisholm. The appointment of Andersen, Andersen and Strong was not the result of any dispute with the prior firm.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION 16(A) OF THE EXCHANGE ACTITEM 9.  DIRECTORS, EXECUTIVE
--------------------------------------------------------------------------------
OFFICERS,  PROMOTERS  AND  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
--------------------------------------------------------------------------------
EXCHANGE  ACT
-------------

EXECUTIVE  OFFICERS  AND  DIRECTORS

     The Executive Officers and Directors of the Company at the date of this filing are as follows

                                                              Year  First
          Name           Age           Position             Elected/Appointed
          ----           ---           --------             -----------------

     Donald H. Hansen    73      President and Director           1999

     John  D.  Jantzi    52      Vice  President and Dir.         1999

     Julie  Kim          25      Vice  President,                 1999
                                 Secretary, Treasurer
                                 and  Director

     The term of office of each director is one year and until his successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is one year and until his successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal of the Board of Directors.

     DONALD H. HANSEN, O.D., President and Director, Dr. Hansen, age 73, is a graduate of Coe College in Cedar Rapids, Iowa, and the Illinois College in Cedar Rapids, Iowa, and the Illinois College of Optometry. He has owned and operated the Main Vision Clinic & Contact lens Center of Davenport, Iowa, since 1968.
Since 1993, Dr. Hansen has been the President/CEO of The American College of Ophthermology, Inc., and Supervision Research Development Company, Inc., both of which are devoted to research into eye temperature measurement and diagnosis of health problems based on ocular thermal mapping. Dr. Hansen has conducted extensive research on the relationship between low ocular blood flow and increased risk of stroke and heart attack. He is a member of numerous professional organizations, including American Optometric Association and the Iowa Optometric Association. Dr. Hansen is the founder of the National Council of Ophthalmic Inventors and the National Care Association.

     JOHN D. JANTZI, O.D., Vice President and Director. Dr. Jantzi is 52 years of age. He received his Doctor of Optometry degree from the University of Waterloo in 1975, and was granted a Master of Science degree in physiological optics in 1981. Dr. Jantzi has practiced optometry in the Vancouver area since that time. He co-produced the award winning television program "Life is Worth Seeing," which is televised annually by the Knowledge Network in British Columbia. Dr. Jantzi is a frequent lecturer and has participated in over 30 clinical research projects with the U.S. Food and Drug Administration and numerous major ophthalmic corporations. He was the editor-in-chief of the Canadian Vision science journal Practical Optometry from 1990 to 1998. Dr. Jantzi is a member of the Canadian Association of Optometrists, the Ontario Association of Optometrists, and the British Columbia Association of Optometrists.

     JULIE KIM, AGE 25, graduated from Cornell University in 1997 with a degree in Business Administration. From 1995 to 1996, she was the Vice President for Development of LightDrive Technologies, Inc., of Ft. Lauderdale, Florida. From 1997 to 1998, she served as a Consultant for Ernst & Young LLP and E&Y Kenneth Leventhal Real Estate Group in New York City and Miami. Ms. Kim is the creator of Lodging Magazine's Lodging Stock Index, which tracks the performance of lodging stocks versus the Standard & Poor's 500. Ms. Kim is a member of the Cornell Society of Hotelmen.

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

ITEM  10.  EXECUTIVE  COMPENSATIONITEM  10.  EXECUTIVE  COMPENSATION
--------------------------------------------------------------------

     During the fiscal year ended December 31, 1998, the Company's President and CEO received no salary or other compensation for his services. The Company's vice president, Mr. Lu, did receive approximately $20,850 compensation for the year plus approximately $4,400 in advances toward travel expenses. There have been no transactions between the Registrant and any individual named in Item 9, except as set forth in this Item 10.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTITEM 11.
--------------------------------------------------------------------------------
SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
---------------------------------------------------------------------

     The following is a list of security ownership of management and beneficial owners who owned or possessed voting control exceeding 5% of the Registrant's outstanding Shares at August 3, 1999, after the completion of transactions shown in the subsequent events Item 6 and before the reverse stock split, at which time the Company had 99,961,241 common shares outstanding.

Title                Name                       Amount               Percent
of Class           and Address                of Ownership           of Class
-----------------------------------          -------------          ---------

Common          Donald  H.  Hansen              500,000                .5

                John  D.  Jantzi                500,000                .5

                Julie  Kim                      450,000                .5

                Kimrose  Holding             90,000,000                90.

                All Officers and Directors
                and  benefical  owner
                as  a  group                 91,400,000              91.4

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONSITEM  12.  CERTAIN
-------------------------------------------------------------------------------
RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-----------------------------------------

     None.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-KITEM
--------------------------------------------------------------------------------
13.  EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES,  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------------------------------------

                                                                            Page
                                                                             No.
                                                                             ---

     1.     Documents  filed  with  this  report:

            The following financial statements are included immediately following this report.

            Certified  Public Accountant's Audit Report                      11
            Balance  Sheets                                                  13
            Statements  of  Operations                                       14
            Statements of Changes in Stockholders' Equity                    15
            Statements  of  Cash  Flows                                      18
            Notes  to  Financial  Statements                                 19

     2.     Reports  on  Form  8-K

            None

     3.     Exhibit  Index

     4.     Consent  of  Andersen.  Andersen  and  Strong  EX-23.1

     5.     Letter  from  Crouch,  Bierwolf  &  Chisholm  EX-23.2

     6.     Financial  Data  Schedule  EX-27


                                   SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  August   ,  1999

                                                    RENU-U INTERNATIONAL, INC.

                                                    /s/ Donald H.  Hansen
                                                    ---------------------------
                                                    Donald H. Hansen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                        Title                           Date
        ----                        -----                           ----

/s/Donald  H.  Hansen
---------------------      President and Director             August 20, 1999
Donald H. Hansen           (Principal Executive Officer)


/s/  Julie  Kim
---------------------      Secretary and Director             August 20, 1999
Julie  Kim                 (Principal Accounting Officer)

                          Independent Auditors' Report
                          ----------------------------


To  the  Board  of  Directors  and  Stockholders  of  Renu-U International, Inc.

We have audited the accompanying balance sheet of Renu-U International, Inc. (a development stage company) at December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Renu-U International, Inc. as of December 31, 1997 and for the period from January 1, 1983 (beginning of development stage) to December 31, 1997, were audited by other auditors whose report dated July 16, 1998, expressed an unqualified opinion on these statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renu-U International, Inc. as of December 31, 1998 and the results of its operations and cash flows for the year then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses and does not have the current assets to service its current liabilities for the coming year which raises substantial doubt about its ability to continue as a going concern. Management's plans and the subsequent events in regard to these matters are described in notes 4 and 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt  Lake  City,  Utah
August  5,  1999

                           RENU-U INTERNATIONAL, INC.
                          ( Development Stage Company)
                                  Balance Sheet
                                December 31, 1998

                                     ASSETS
                                     ------


Current Assets
   Cash                                                            $        47
   Inventory - for resale                                               35,040
                                                                   ------------

         Total Current Assets                                           35,087
                                                                   ------------

Property and Equipment - net of accumulated depreciation - Note 2       29,645
                                                                   ------------

                                                                   $    64,732
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------

Current Liabilities
    Notes payable                                                  $    89,922
    Notes payable - related parties                                     64,820
    Accounts payable - trade                                           152,279
    Accounts payable - related parties                                  27,767
                                                                   ------------

         Total current liabilities                                     334,788
                                                                   ------------

Long term debt - Note 3                                                 44,472
                                                                   ------------

Stockholders' Equity
    Preferred stock, $.10 par value 1,000,000 shares
       authorized, no shares issued or outstanding                           -

    Common stock $.001 par value, 100,000,000 shares
        authorized, 9,961,241 shares issued and outstanding              9,961

     Capital in excess of par value                                    753,342

     Accumulated deficit during development stage - Note 1          (1,077,831)
                                                                   ------------
          Total Stockholders' Deficiency                              (314,528)

                                                                   $    64,732
                                                                   ============

     See  accompanying  accountant's  report  and  notes to financial statements

                           RENU-U INTERNATIONAL, INC.
                          ( Development Stage Company)
                            Statements of Operations


                                                            For  the
                                                         Period  During
                                                         the Development
                                                            Stage from
                                                         January 1, 1983
                                          Year  ended
                                           Through
                                        December  31,
                                   ------------------------ December  31,
                                      1998         1997         1998
                                   -----------  -----------  ----------

Revenues                           $   89,638   $   27,851   $ 117,489

Cost of Sales                          27,880       11,391      39,271
                                   -----------  -----------  ----------

     Gross Profit                      61,758       16,460      78,218

Selling, General &
     Administrative Expenses          145,513      176,413     604,998
                                   -----------  -----------  ----------


    Net Loss                       $  (83,755)  $ (159,953)  $(526,780)
                                   ===========  ===========  ==========


Net loss per common share

    Basic                          $     (.01)  $     (.02)
                                   -----------  -----------  ----------


Average common shares outstanding

     Basic                          9,961,241    9,961,241
                                   -----------  -----------  ----------

     See  accompanying  accountant's  report  and  notes to financial statements

                                      RENU-U INTERNATIONAL, INC.
                                     ( Development Stage Company)
                                  Statements of Stockholders' Equity

                                                              Common Stock        Capital    Retained
                                                          ---------------------  In Excess   Earnings
                                                            Shares      Amount    of Par    (Deficit)
                                                          -----------  --------  ---------  ----------
Balance-January 1, 1983 - date of inception of             1,058,680   $ 1,059   $549,992   $(551,051)
        development stage
  Issuance of common stock to acquire 100% of
    Selinger Pharmaceuticals, Inc., June, 1983 at
    $.03 per share                                         4,234,720     4,235      8,265           -

  Net loss for the year ended December 31, 1983                    -         -          -     (12,500)
                                                          -----------  --------  ---------  ----------

Balance-December 31, 1983                                  5,293,400     5,294    558,257    (563,551)

  Net Income for the year ended December 31, 1984                  -         -          -           -
                                                          -----------  --------  ---------  ----------

Balance-December 31, 1984                                  5,293,400     5,294    558,257    (563,551)

  Issuance of common stock to acquire 100% of
    outstanding common stock of Selinger
    Development, Inc., October 1985                          500,000       500       (500)          -

Net Loss for the year ended December 31, 1985                      -         -          -     (19,365)
                                                          -----------  --------  ---------  ----------

Balance-December 31, 1985                                  5,793,400     5,794    557,757    (582,916)

  Rescission of acquisition of Selinger
    Development, Inc., May, 1986                                   -         -          -           -

  Cancellation of common stock in connection with
    recision of acquisition of Selinger Development Inc.    (500,000)     (500)       500           -

  Cancellation of common stock in connection
    with recision of acquisition of Selinger
    Pharmaceuticals, Inc.                                 (2,694,562)   (2,695)     2,695           -

  Issuance of common stock in private placement
    at $.25 per share, October 1986                          160,000       160     39,840           -

  Net Loss for the year ended December 31, 1986                    -         -          -     (38,552)
                                                          -----------  --------  ---------  ----------

Balance-December 31, 1986                                  2,758,838     2,759    600,792    (621,468)

  Issuance of common stock in private placement
    at $.25 per share, February-March, 1987                  120,000       120     29,880           -

  Cancellation of common stock in connection with
    recision of acquisition of Selinger
    Pharmaceuticals, Inc.                                   (594,347)     (594)       594           -

  Net loss for the year ended December 31, 1987                    -         -          -     (19,124)
                                                          -----------  --------  ---------  ----------

Balance-December 31, 1987                                  2,284,491     2,285    631,266    (640,592)

  Issuance of common stock for services rendered by
    Officers of the Corporation; May, 1988 at $.02
    per share                                                500,000       500      9,500           -

     See  accompanying  accountant's  report  and  notes to financial statements

                                    RENU-U INTERNATIONAL, INC.
                                   ( Development Stage Company)
                          Statements of Stockholders' Equity (Continued)

                                                            Common  Stock     Capital    Retained
                                                        -------------------  In Excess   Earnings
                                                          Shares    Amount    of Par    (Deficit)
                                                        ----------  -------  ---------  ----------
  Issuance of common stock in private placement at
    $.25 per share                                      $  360,000  $   360  $ 89,640   $       -

  Cancellation of $90,000 note to Uromedic                       -        -   (90,000)          -

  Net Loss for the year ending December 31, 1988                 -        -         -     (30,002)
                                                        ----------  -------  ---------  ----------

Balance-December 31, 1988                                3,144,491    3,145   640,406    (670,594)

  Contribution from officer, January 1, 1989                     -        -    17,072           -

  Issuance of common stock to officer for payment
    of corporate liability January 1, 1989 at $.003
    per share                                            5,776,750    5,776     9,763           -

  Issuance of common stock for cash at $.01 per
    share to officers of the Corporation, May 1989         500,000      500     4,500           -

  Issuance of common stock for cash at $.02 per share
    to officers of the Corporation, September 1989         500,000      500     9,500           -

  Net Loss for the year ended December 31, 1989                  -        -         -     (39,455)
                                                        ----------  -------  ---------  ----------

Balance-December 31, 1989                                9,921,241    9,921   681,241    (710,049)

  Net loss for the year ended December 31, 1990                  -        -         -      (1,803)
                                                        ----------  -------  ---------  ----------

Balance-December 31, 1990                                9,921,241    9,921   681,241    (711,852)

  Net loss for the year ended December 31, 1991                  -        -         -      (1,599)
                                                        ----------  -------  ---------  ----------

Balance-December 31, 1991                                9,921,241    9,921   681,241    (713,451)

  Expenses paid by officers of the Corporation                   -        -     7,179           -

  Net loss for the year ended December 31, 1992                  -        -         -      (2,001)
                                                        ----------  -------  ---------  ----------

Balance-December 31, 1992                                9,921,241    9,921   688,420    (715,452)

  Expenses paid by officers of the Corporation                   -        -    13,132           -

  Net loss for the year ended December 31, 1993                  -        -         -      (5,075)
                                                        ----------  -------  ---------  ----------

Balance - December 31, 1993                              9,921,241    9,921   701,552    (720,527)

Expenses paid by officers of
 the Corporation (Note 4)                                        -        -    17,971           -

Issuance of Common Stock for
 services performed to corporation
 at $.16 per share                                          40,000       40     6,255           -

     See  accompanying  accountant's  report  and  notes to financial statements

                                   RENU-U INTERNATIONAL, INC.
                                  ( Development Stage Company)
                          Statements of Stockholders' Equity (Continued)


                                                    Common  Stock      Capital     Retained
                                                 ------------------   In Excess    Earnings
                                                   Shares    Amount     of Par     (Deficit)
                                                 ---------  -------  ----------  ------------
Net Loss for the year ended
 December 31, 1994                                       -  $     -  $       -   $   (39,877)
                                                 ---------  -------  ----------  ------------

Balance - December 31, 1994                      9,961,241    9,961    725,778      (760,404)

Expenses paid by officers of
 the Corporation (Note 4)                                -        -      9,901             -

Net Loss for the year ended
 December 31, 1995                                       -        -          -       (23,536)
                                                 ---------  -------  ----------  ------------

Balance - December 31, 1995                      9,961,241    9,961    735,679      (783,940)

Expenses paid by officers of
 the corporation (Note 3)                                -        -     10,013             -

Equipment paid for and
 contributed by officers of
 the corporation (Note 3)                                -        -      7,650             -

Net loss for the year ended
 December 31, 1996                                       -        -          -       (50,183)
                                                 ---------  -------  ----------  ------------

Balance - December 31, 1996                      9,961,241    9,961    753,342      (834,123)


Net loss for the year ended
 December 31, 1997                                       -        -          -      (159,953)
                                                 ---------  -------  ----------  ------------

Balance - December 31, 1997                      9,961,241    9,961    753,342      (994,076)

Net loss for the year ended
   December 31, 1998                                       -           -        -    (83,755)

Balance - December 31, 1998                      9,961,241  $ 9,961  $ 753,342   $(1,077,831)
                                                 =========  =======  ==========  ============

     See  accompanying  accountant's  report  and  notes to financial statements

                                  RENU-U INTERNATIONAL, INC.
                                (A Development Stage Company)
                                  Statements of Cash Flows
                                                                                          For the
                                                                                          Period
                                                                                        During  the
                                                                                        Development
                                                                                        Stage  from
                                                                                        January  1,
                                                                                        1983 Through
                                                                          December 31,
                                                                -----------------------
                                                              December 31,
                                                                  1998        1997        1998
                                                                ---------  ----------  ----------
Cash Flow Provided From Operations

   Net loss from operations                                     $(83,755)  $(159,953)  $(526,780)

   Adjustments to reconcile net loss to net cash provided by operating activities

       Amortization and Depreciation                               6,526       2,995      10,112
       Issuance of capital stock for services                          -           -      28,795
       Bad debts                                                  16,418           -      31,418
       Changes in inventory - resale                              (9,520)          -      35,040
        Changes in current liabilities                           135,196     116,201     252,828
        Losses of equipement                                      11,135      11,135
        Expenses paid by officer                                       -           -      90,807
                                                                ---------  ----------  ----------
             Net Cash Flow Used For Operations                    76,000     (40,757)    (66,645)
                                                                ---------  ----------  ----------

Cash Flow Provided From Financing Activities

      Net changes in long term debt                              (76,528)     25,000      44,472
      Issuance of capital stock for cash                               -           -     175,000
                                                                ---------  ----------  ----------
              Net Cash Flow Provided From Financing Activities   (76,528)     25,000     219,472
                                                                ---------  ----------  ----------

Cash Flow Used For Investing Activities

      Investment in subsidiary                                         -           -    (105,000)
      Purchase of property and equipment                          (1,120)    (35,777)    (47,780)
                                                                ---------  ----------  ----------
              Net Cash Flow used for investing activities         (1,120)    (35,777)   (152,780)
                                                                ---------  ----------  ----------

Net Cash Flow                                                     (1,648)    (51,534)         47

Cash-Beginning of Period                                           1,695      53,229           -
                                                                ---------  ----------  ----------

Cash-End of Period                                              $     47   $   1,695   $       47
                                                                =========  ==========  ==========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:
        Interest                                                $   11,669   $   1,023   $16,625
        Income Tax                                                       -       1,200     1,200

     Equipment contributed by officer
  $                                                                    -   $       -   $   7,650

     See  accompanying  accountant's  report  and  notes to financial statements

                           RENU-U INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998


1.  ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on June 14, 1971. There have been name changes and authorized stock changes resulting in the present name, the authorized common shares, and the preferred shares shown in the balance sheet.

The Company has been involved in various activities over the years, none of which were successful. During the year 1983, the Company discontinued all operations until 1996 when the Company started developmental work on device to be used in the physical care field and during June 1999 the Company completed an acquisition and reorganization. (Note 6 - subsequent events)

The  company  is  considered  to  be  in  the  development  stage  after  1982.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On December 31, 1998, the Company had a net operating loss carry forward of $1,077,831. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company cannot project a reliable net profit in the near future. $563,551 of the loss carryforward has expired and the balance expires starting in the years 2000 through 2019.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Property  and  Equipment
------------------------

Property  and  equipment  is  recorded  at  cost  on the date of acquisition and consists  of  the  following  on  December  31,  1998



     Office  &  manufacturing  equipment          $   37,096
     Less:  accumulated  depreciation                 (7,451)
                                                 ------------
                                                  $   29,645
                                                 ============

Depreciation expense is computed on the straight-line method over the useful lives of the assets ranging from three to seven years. Depreciation expense for the period ended December 31, 1998 was $6,526 and $2,995 for 1997.

     See  accompanying  accountant's  report  and  notes to financial statements


                           RENU-U INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including all assets and liabilities shown in the balance sheet, are considered by management to be their estimated fair values because of the events outlined in notes 4 and 6. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.   LONG  TERM  DEBT

Long term debt consists of lines of credit from banks amounting to $44,472 with interest only payments for the near future. Officers of the Company have guaranteed the loans.


4.   GOING  CONCERN

The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has sustained substantial losses and does not have the current assets to service its current liabilities for the coming year, however during June 1999 all assets and its business in the physical care field were transferred in exchanged for the assumption of all liabilites and therefore the book value of the liabilities is assumed to be the fair value. (Note 6 - Subsequent Events)

5.   RELATED  PARTY  TRANSACTIONS

Officers  of  the  Company have guaranteed lines of credit with banks.  (Note 3)

6.   SUBSEQUENT  EVENTS

During June 1999 the Company transferred all assets and its business in the physical care field in exchange for the assumption of all its liabilities, by related parties, as part of an acquisition and reorganization between the Company and RGB Technology Group, Inc. and Kimrose Holdings, a related party to RGB Technology Inc., which included the issuance of 90,000,000 shares of the Company and then a reverse stock split of the Company stock at 30 shares of outstanding stock for one share.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the use of our audit report of Renu U International, Inc. dated August 5, 1999 for the year ended December 31, 1998 in their Form 10K-SB Annual Report


ANDSERSEN  ANDERSEN  &  STRONG

Salt  Lake  City,  Utah
August  5,  1999

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

WE HEREBY CONSENT TO THE USE OF OUR REPORT, DATED JULY 16, 1998, IN THIS ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997 FOR RENU-U INTERNATIONAL, INC.

CROUCH,  BIERWOLF  &  CHISOLM

SALT  LAKE  CITY,  UTAH
AUGUST  23,  1999