Form 10QSB
period 1999-03-31
RENU U INTERNATIONAL INC
filed 1999-08-26
CIK 108473

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                     For Quarter Ended        March 31, 1999
                                         ---------------------

                        Commission File Number    1-7301
                                               ---------


                           RENU-U INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                       DELAWARE                      75-1329265
                    ------------                      ----------
            (State  or  other jurisdiction of         (IRS Employer
            incorporation  or  organization)          Identification No.)


                               14251 Chambers Rd.
                                Tustin, Ca 92780
                                ----------------
                    (Address of principal executive offices)


Registrant's  telephone  number
including  area  code                                         (714)  666-2020
                                                              ---------------


                   ___________________________________________
                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)
                                   Yes  X  No
                                      ---

and  (2)  has  been  subject  to  such filing requirements for the past 90 days.
                                   Yes  X  No
                                      ---


                                   99,961,241
                                   ----------
(Number of shares of common stock the registrant had outstanding as of August 4, 1998 - before reverse stock split. (See Item 2 - subsequent events)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and changes in its financial position from January 1, 1983 through March 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


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

FINANCIAL  CONDITION

The Registrant is currently conducting only limited business operations. At December 31, 1998, the Registrant had current assets of $58,743 and current liabilities of $ 370,897.
The Company has sustained substantial losses and does not have the current assets to service its current liabilities for the coming year, however during June 1999 all assets were transferred in exchange for the assumption of all liabilities. ( See Subsequent Events)

     The Company expended $25,000 towards the purchase of the proprietary molds used in the production of the new BRT hand held devices. The Company has currently expended over $40,000 towards the manufacture and delivery of inventory in 1998.

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

                                                       Renu-U  International,
Inc.


Date:  August  ,  1999                                    Donald  H.  Hansen
                                                             President

                                                       /s/  Donald  H.  Hansen
                                                   _____________________________

                           RENU-U INTERNATIONAL, INC.
                          ( Development Stage Company)
                                 Balance Sheets


                                          ASSETS
                                          ------

                                                           March  31,
                                                             1999             December  31,
                                                         (Unaudited)              1998
                                                        ------------          ------------
Current Assets
    Cash                                                      $26,818                 $47
    Inventory - for resale                                     31,925              35,040
                                                         --------------        -----------
        Total Current Assets                                   58,743              35,087
                                                         --------------        -----------

Property and Equipment - net of accumulated
     depreciation - Note 2                                     28,397              29,645
                                                        ---------------        -----------
                                                             $ 87,140             $64,732
                                                        ===============        ===========


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------


Current Liabilities
    Notes  payable                                            $33,980             $89,922
    Notes payable - related parties                            64,820              64,820
    Account payable                                           152,279             152,279
    Accounts payable - related parties                        119,818              27,767
                                                        ---------------        -----------

            Total Current Liabilities                         370,897             334,788
                                                         ---------------        -----------


Long term debt - Note 3                                        44,472              44,472
                                                        ---------------        -----------

Stockholders' Equity
    Preferred stock, $.10 par value 1,000,000 shares
       authorized, no shares issued or outstanding                 -                  -

    Common stock $.001 par value, 100,000,000 shares
       authorized, 9,961,241 shares issued and                  9,961               9,961
       outstanding

    Capital in excess of par value                            753,342             753,342

    Accumulated deficit  - Note 1                          (1,091,532)         (1,077,831)
                                                        ---------------        -----------

             Total Stockholders' Equity                      (328,229)           (314,528)
                                                        ---------------        -----------

                                                              $87,140             $64,732
                                                        ===============        ===========

                           RENU-U INTERNATIONAL, INC.
                          ( Development Stage Company)
                      Statements of Operationsof Operations
                                   (Unaudited)

                                                                                    For the Period
                                                                                       During the
                                                                                       Development
                                                                                        Stage from
                                                    For the Three Months              January 1, 1983
                                                      Ended March 31,                Through March 31,
                                               1999                  1998                1999
                                          --------------        -------------         ---------------
Revenues                                    $     7,616           $    14,312         $    125,105

Cost of sales                                     3,115                     -               42,386
                                          --------------         -------------         ---------------

      Gross profit                                4,501                14,312               82,719
                                          --------------        -------------         ---------------

Expenses
  Selling, General & Administrative
   Expenses                                      18,202                43,910              590,875

  Loss From Abandonment Of Leasehold                  -                36,000               36,000
                                           --------------        -------------         ---------------

      Total Expenses                             18,202                79,910              626,875
                                           --------------        -------------         ---------------


    Net Loss                                $   (13,701)           $  (65,598)         $   (544,156)
                                           ==============        =============         ===============

Net loss per common share
       Basic                                $     -                $     (.01)                   -
                                            ==============        =============         ===============

Average common shares outstanding

       Basic                                  9,961,241              9,961,241                   -
                                            ==============        =============         ===============



                           RENU-U INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the Period
                                                                                        During the
                                                                                        Development
                                                                                        Stage from
                                                   For the Three Months               January 1, 1983
                                                      Ended March 31,                 Through March 31,
                                                    1999                1998                 1999
                                               ---------------     ---------------      --------------
Cash Flow Used for Operations

Net loss from operations                       $     (13,701)      $     (65,598)     $     (544,156)
  Items not requiring cash flow
   during the current period:
     Depreciation                                      1,248                 937               5,771
     Increase in Inventory                             3,115             (31,050)            (27,935)
     Issuance of stock for services                       -                   -               28,795
     Decrease in Deposits                                 -               25,000              25,000
     Bad debts                                            -                   -               18,000
     Decrease in notes receivable                         -                   -               (3,000)
     Increase /decrease in accounts payable           36,109              23,388             237,146
     Increase in deferred revenue                         -               10,000              10,000
     Expenses paid by an officer                          -                   -               90,807

                                               ---------------     ---------------      --------------

Net Cash Flow Used for Operations                     26,771             (37,323)           (159,572)
                                               ---------------     ---------------      --------------

Cash Flow Provided From Financing
       Activities
     Issuance of capital stock for cash                   -                   -              175,000
     Issuance of notes payable                            -                67,050            188,050
                                               ---------------     ---------------      --------------


Net Cash Flow Provided
    From Financing Activities                             -                67,050            363,050
                                                ---------------     ---------------      --------------


Cash Flow Used for Investing
     Activities
       Cash invested in subsidiary                        -                    -            (105,000)
       Cash paid for fixed assets                         -               (25,000)           (43,903)
       Cash paid for deposits                             -                    -             (27,757)
                                               ---------------     ---------------      --------------


Net Cash Flow Used for Investing
    Activities                                            -               (25,000)          (176,660)
                                               ---------------     ---------------      --------------


Net Cash Flow                                          26,771               4,727             26,818

                                               ---------------     ---------------      --------------
Cash - Beginning of Period                                 47               1,695                 -

                                               ---------------     ---------------      --------------
Cash - End of Period                             $     26,818               6,422       $     26,818
                                               ===============     ===============      ==============



                           RENU-U INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1998

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on June 14, 1971. There have been name changes and authorized stock changes resulting in the present name and the authorized common shares and preferred shares outlined in the balance sheet.

The Company has been involved in various activities over the years, none of which were successful. During the year 1983, the Company discontinued all operations until 1996 when the Company started developmental work on a device to be used in the physical care field. During June 1999 the Company completed an acquisition and reorganization. (Note 6 - subsequent events)

The  company  is  considered  to  be  in  the  development  stage  after  1982.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On December 31, 1998, the Company had a net operating loss carry forward of $1,077,831. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company cannot project a net profit in the coming year. $563,551 of the loss carry forward has expired and the balance expires starting in the years 2000 through 2019.

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

Property  and  Equipment
------------------------

Property and equipment is recorded at cost on the date of acquisition and consists of the following.

                                                    1999
                                                 ---------

     Office  &  manufacturing  equipment       $    37,096
     Less:  accumulated  depreciation               (8,699)
                                                -----------
                                               $    28,397
                                                 ==========

Depreciation expense is computed on the straight-line method over the useful lives of the assets ranging from three to seven years. Depreciation expense for the period ended March 31, 1999 was $1,248.

                           RENU-U INTERNATIONAL, INC.
                          ( Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1999


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

3.   LONG  TERM  DEBT

Long term debt consists of lines of credit from banks amounting to $44,472 with interest only payments for the coming year. Officers of the Company have guaranteed the loans.


4.   GOING  CONCERN

The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has sustained substantial losses and does not have the current assets to service its current liabilities for the coming year, however during June 1999 all assets and its business in the physical care field were transferred in exchanged for the assumption of all liabilites and therefore the book value of the liabilities are assumed to be the fair value. (Note 6 - Subsequent Events)

5.   RELATED  PARTY  TRANSACTIONS

Officers  of  the  Company have guaranteed lines of credit with banks.  (Note 3)

6.   SUBSEQUENT  EVENTS

During June 1999 the Company transferred all assets and its business in the physical care field in exchange for the assumption of all its liabilities, by related parties, as part of an acquisition and reorganization between the Company and RGB Technology Group, Inc. and Kimrose Holdings , related party to RGB Technology, which included the issuance of 90,000,000 shares of the Company and then a reverse stock split of the Company stock at 30 shares of outstanding stock for one share.