Form 10QSB
period 1999-06-30
RENU U INTERNATIONAL INC
filed 1999-08-31
CIK 108473

-1-

     UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                   WASHINGTON,  D.  C.  20549
                          FORM  10-QSB


(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended        June  30,  1999
                                     ----------------------

(  ) TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from ------------------ to--------------------
Commission  File  number                1-7301
                         ----------------------------------------
                             RENU-U  INTERNATIONAL,  INC.
                             ----------------------------
             (Exact  name  of  registrant  as  specified  in  charter)

           Delaware                                   75-1329265
-------------------------------                     ----------------
(State  or  other  jurisdiction  of              (I.R.S.  Employer
incorporation  or  organization)                  Identification  No.)

  14251  Chambers  Rd  Tustin  Ca                    92780
---------------------------------               ------------------
(Address  of  principal  executive  offices)     (Zip  Code)

                                 1-  801-  262-5052
               ----------------------------------------------
            Registrant's  telephone  number,  including  area  code

----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No []

     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                           Outstanding  as  of  August  3,  1999
     ------------------                   -------------------------------------
    Common  Stock,  $0.001                            3,332,041

                                 INDEX


                                                                       INDEX
                                                                       Page
                                                                       Number
                                                                       --------
PART  I.
ITEM  1.          Financial  Statements  (unaudited)                    3
                      Balance  Sheets

                  June  30,  1999  and  December  31,  1998             4

                  Statements  of  Operations
                  For  the  three  and  six  months  ended
                  June  30,  1999 and 1998 and  the  period
                  from  January 1, 1994  to  June  30,  1999            5

                  Statements  of  Cash  Flows
                  For  the  six  months  ended  June  30,  1999
                  and  1998 and  the  period  from  January 1,
                  1994  to  June  30,  1999                             7

                  Notes  to  Financial  Statements                      8

ITEM  2.          Management  Discussion  and  Analysis                 11


PART  11

ITEM  6.           Exhibits  and  Reports  on  Form  8-K                13

                   Signatures                                           13

PART  I  -  FINANCIAL  INFORMATION
           ------------------------


     ITEM  1.  FINANCIAL  STATEMENTS
             -----------------------

The accompanying balance sheets of Renu-U International, Inc. and subsidiary (a development stage company) at June 30, 1999 and December 31 1998, and the statements of operations for the three and six months ended June 30, 1999 and 1998 and the period from January 1, 1994 to June 30, 1999, the cash flows and the statement of stockholder' equity for the six months ended June 30, 1999 and 1998, and the period from January 1, 1994 to June 30, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

             RENU-U  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                     (DEVELOPMENT  STAGE  COMPANY)
                    CONSOLIDATED  BALANCE  SHEETS
             JUNE  30,  1999,  AND  DECEMBER  31,  1998


                                      ASSETS

                                            June 30,        December 31,
                                             1999              1998
                                          -----------      -------------
CURRENT ASSETS
   Cash                                  $       -         $        47
   Inventory - for resale                        -              35,040
                                          -----------      -------------
   Total Current Assets                          -              35,087
                                          -----------      -------------
PROPERTY AND EQUIPMENT
  Net of accumulated depreciation              45,000           29,645
                                          -----------      -------------
MARKETING RIGHTS - Note 4                         -                 -
                                          -----------      -------------

                                         $     45,000           64,732
                                          ===========      =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable                          $        -             89,922
                                          -----------      -------------
  Notes Payable - Related Parties                 -             64,820
                                          -----------      -------------
  Accounts Payable                                -            152,279
                                          -----------      -------------
  Accounts Payable - Related Parties              -             27,767
                                          -----------      -------------
  Total Current Liabilities                       -            334,788
                                          -----------      -------------

LONG TERM DEBT AND OTHER CONTINGENCIES
  Note 3 and 4                                    -             44,472
                                          -----------      -------------
STOCKHOLDERS' EQUITY
  Preferred Stock
  1,000,000 shares authorized, at $0.10
  par value;  none outstanding                    -                  -
                                          -----------      -------------
  Common Stock
  100,000,000 shares authorized, at
  $0.001 par value;  3,332,041 shares
  issued and outstanding at June 30;
  332,041 at December 31, 1998                  3,332              332
                                          -----------      -------------
  Capital in Excess of Par Value              804,971          762,971

  Accumulated deficit during development
  stage - Note 1                             (763,303)      (1,077,831)
                                          -----------      -------------
       Total Stockholders' Deficiency          45,000         (314,528)
                                          -----------      -------------
                                          $    45,000      $    64,732
                                          ===========      =============




                     RENU-U  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                            (DEVELOPMENT  STAGE  COMPANY)
                      CONSOLIDATED  STATEMENTS  OF  OPERATIONS
          FOR  THE  THREE  AND  SIX  MONTHS  ENDED  JUNE  30,  1999,  AND  1998
            AND  THE  PERIOD  FROM  JANUARY  1,  1983  TO  JUNE  30,  1999


                                                     THREE       THREE       SIX        SIX      JANUARY 1,
                                                     MONTHS      MONTHS     MONTHS     MONTHS     1983  TO
                                                     JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,    (NOTE  1)
                                                      1999        1998       1999       1998      JUNE  30,
                                                                                                    1999
                                                     --------    --------  ---------  ---------   ----------


REVENUES                                             $ 19,083   $ 38,565   $ 26,716   $ 52,877   $ 144,204

COST OF SALES                                           8,731     13,611     11,846     13,611      51,117
                                                     ---------  ---------  ---------  ---------  ----------

   Gross Profit                                        10,352     24,954     14,870     39,266      93,087

EXPENSES                                               29,619     28,879     47,838    108,788     652,835
                                                     ---------  ---------  ---------  ---------  ----------
   Net operating loss                                 (19,267)    (3,925)   (32,968)   (69,522)   (559,748)

OTHER INCOME

   Gain from transfer of
     assets - note 4                                  347,496               347,496                347,496
                                                    ----------  ---------  --------  ---------   ---------

NET GAIN ( LOSS )                                    $328,229   $ (3,925)  $314,528   $(69,522)  $(212,252)
                                                     =========  =========  =========  =========  ==========

 GAIN (LOSS) PER
COMMON SHARE

     Basic                                              $0.99   $  (0.01)  $   0.95   $  (0.20)
                                                     ---------  ---------  ---------  ---------
AVERAGE
     OUTSTANDING
     SHARES

     Basic                                            336,290    336,290    336,290    336,290
                                                     ---------  ---------  ---------  ---------

     The  accompanying notes are an integral part of these financial statements.

            RENU-U  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                   (DEVELOPMENT  STAGE  COMPANY)
                CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
        FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1999,  AND  1998
     AND  THE  PERIOD  FROM  JANUARY  1,  1983  TO  JUNE  30,  1999


                                                        SIX        SIX
                                                       MONTHS     MONTHS     JANUARY 1, 1983
                                                        ENDED      ENDED           TO
                                                      JUNE  30,   JUNE 30,      (Note 1)
                                                         1999       1998      JUNE 30, 1999
                                                      ----------  ---------  ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)                                     $ 314,528   $(69,522)  $     (212,252)
Adjustments to reconcile net loss to
net cash provided by operating activities

    Depreciation                                          2,080      2,592           12,192
    Issuance of stock and contribution to capital -
                                          expenses            -          -          119,602
    Deferred income                                           -     10,000                -
    Bad debts                                                 -          -           31,418
    Change in inventory                                   8,918    (26,789)          43,958
    Change in deposits                                        -     25,000                -
    Change in  accounts payable                          22,714     26,756          275,542
  Gain on transfer of assets and liabilities           (347,496)         -         (347,496)
    Loss of equipment                                         -          -           11,135
    Loss of equipment


Net Cash Used  by Operations                                744    (31,963)         (65,901)
                                                      ----------  ---------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in subsidiary                                  -          -         (105,000)
    Purchase of equipment                                     -    (27,754)         (47,780)
                                                      ----------  ---------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of capital stock                   -          -          175,000
    Proceeds from loans                                    (791)    63,758           43,681


Net Increase (Decrease) in Cash                             (47)     4,041                -

Cash at Beginning of Period                                  47      1,695                -
                                                      ----------  ---------  ---------------

Cash at End of Period                                 $       -   $  5,736   $            -
                                                      ==========  =========  ===============







          RENU-U  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                  (DEVELOPMENT  STAGE  COMPANY)
                 NOTES  TO  FINANCIAL  STATEMENTS


1.   ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on June 14, 1971. There have been name changes and authorized stock changes resulting in the present name and the authorized common shares and preferred shares shown in the balance sheet.

The Company has been involved in various activities over the years and during the year 1983 discontinued all operations until 1996 when the Company started developmental work on a device to be used in the physical care field however during June 1999 the Company transferred the business as part of an acquisition and reorganization. (Note 5 )

On July 30, 1999 the Company completed a reverse stock split of 30 shares of outstanding stock for one share. This report has been prepared showing after stock split shares from inception.

The  company  is  considered  to  be  in  the  development  stage  after  1982.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On December 31, 1998, the Company had a net operating loss carry forward of $1,077,831. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company had a substantial change in its stockholders resulting from the reorganization outlined in note 5. $563,551 of the loss carryforward has expired and the balance expires starting in the years 2000 through 2019.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

              RENU-U  INTERNATIONAL,  INC.  AND SUBSIDIARY
                       (DEVELOPMENT  STAGE  COMPANY)
            NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including all assets and liabilities shown in the balance sheet, are considered by management to be their estimated fair values because of the events outlined in note 4. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

4.   TRANSFER  OF  COMPANY  ASSETS  IN  EXCHANGE  FOR  ALL  LIABILITIES

During June 1999 the Company transferred all its assets and the business in the physical care field in exchange for the assumption of all its liabilities as part of an acquisition and reorganization outlined in note 5, between the Company and RGB Technology Group, Inc. and Kimrose Holdings. At the report date $ 175,000 of assumed liabilities had been paid. The remaining balance of $204,260 will remain as a contingent liability to the Company until they are paid or satisfied.

5.   ACQUISITION  OF  ALL  OUTSTANDING  STOCK  OF  RGB  TECHNOLOGY  GROUP  INC.

On  June  8,  1999  the  Company  acquired  all  of the outstanding stock of RGB
Technology Group Inc. through a stock for stock exchange in which the stockholder (Kimrose Holdings) of RGB Technology Group Inc. received 3,000,000, after stock split, common shares of the Company in exchange for all of the stock of RGB Technology Group Inc. RGB Technology Group Inc. was organized in the state of Delaware on April 28, 1999 for the purpose of marketing ColorMax(TM) lenses and a computer color vision test software. After the completion of the transaction the outstanding stock of the Company was 3,332,041 common shares of which 3,000,000 was owned by Kimrose Holdings.

The asset held by RGB Technology Inc. consists of the marketing rights for the above technology.

              RENU-U  INTERNATIONAL,  INC.  AND  SUBSIDIARY
                   (DEVELOPMENT  STAGE  COMPANY)
             NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)



5.   ACQUISITION  OF  ALL  OUTSTANDING  STOCK  OF  RGB  TECHNOLOGY  GROUP  INC.
         -  continued

For reporting purposes, the acquisition is treated as an acquisition of the Company by RGB Technology Group Inc. (reverse acquisition) and a recapitalization of RGB Technology Group Inc. with its historical financial statements being combined with the Company's.

No proforma statements have been included because the merger is considered to be
a  reverse  acquisition  and  not  a  business  combination.   All  material
intercompany  accounts  and  transactions  have  been  eliminated.

6.  RELATED  PARTY  TRANSACTIONS

See notes 4 and 5 for the transfer of   assets and the assumption of liabilities
to a related parties as part of an acquisition and reorganization of the Company.

7.  GOING  CONCERN

The Company has acquired marketing rights, described above, and in the opinion of management, will provide a profit to the Company. The Company will need
additional  working  capital   to  be  successful  in  this  acquisition.   The
management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate in the future.



     ITEM  2.   Management  Discussion  and  Analysis
-----------------------------------------------------


The following narrative of this report contains some "forward looking statements" which are based upon the plans, goals and objectives of the Company and its management. Such statements are subject to various risks and uncertainties. Numerous factors exist within the business world which may prevent the successful attainment of such plans, goals and objectives. Consequently, the reader should consider that such risks, uncertainties, and unknown factors may cause actual results to vary materially from those stated goals outlined below.

The  Company has acquired the marketing rights outlined below, however continued
growth   is  dependent  upon  obtaining  additional  working  capital  and  the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate in the future.

Acquisition  of  Marketing  Rights
----------------------------------

In June 1999, the Company commenced work in the specialty vision care and optical industry. The Company obtained a long-term license to market, sell, and distribute the proprietary technologies of the ColorMax (TM) product line in the United States, Australia, and New Zealand.

The ColorMax (TM) line specializes in aiding and detecting color blindness and color vision deficiencies which affect approximately 8.0% of males and 0.5% of females. There are approximately 12 million colorblind and color deficient people in the United States alone. Because this condition is a genetic disorder and given the absence of any known cure, the market for color-deficient patients who need aid and therapy remains a stable and constant one. Currently, there are few effective aids on the market that address the needs of color blind and color deficient individuals who live in a modern world in which the interfaces and tools are becoming more color coded. The needs of these individuals encompass not only their life style and leisure aspects of their lives, but occupational and educational spheres as well. The product line includes ColorMax(TM) Color Vision Enhancement Lenses and ColorMax(TM) Color Test Software.

Due to the complexity of the technology of the products and the science of color vision deficiencies, the
Company has determined that distribution through Optometric doctors is the ideal method. By placing distribution in the optometry offices, higher standards of quality in color vision tests of our products can be guaranteed.

Currently, the Company distributes the product line to seven Optometric doctor locations in North America. The Company has commenced an aggressive marketing plan to expand the number of doctors into the 50 largest North American metropolitan areas. In the upcoming year, the Company will be selecting the most qualified doctors in these markets and will conduct site visits, seminars and training.

In August 1999, the Company conducted ColorMax(TM) Color Vision Seminars in Australia in the cities of Brisbane, Melbourne, and Sydney in conjunction with the launch of ColorMax(TM) products in Australia. More than 150 doctors participated in these seminars and it is expected that Australian sales will generate sizable revenues for the Company. The company is also negotiating with potential distributors in other international markets.

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its planned activity.

Results  of  Operations
-----------------------

The Company has discontinued the operations in its business in the physical care field and has started its current business efforts in the optical industry. Its future operations will consist of marketing, selling, and distributing the proprietary vision care technology outlined above.

     PART  2



ITEM  6.   Exhibits  and  Reports  on  Form  8-K


See  Form  8-K filed   July 2, 1999 regarding acquisition and reorganization and
change  of  accountants.

------

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                    RENU-U  INTERNATIONAL,  INC.
                                                    [Registrant]


                                                       /s/  Donald  H.  Hansen
                                                     -------------------------
Dated  August  27,  1999                             By   Donald  H.  Hansen ,
                                                          President



                                                       /s/  Julie  Kim
                                                      -------------------------
Dated  August  27,  1999                                By Julie  Kim,
                                                        Secretary  Treasurer