Form 10QSB
period 1999-09-30
COLORMAX TECHNOLOGIES INC
filed 1999-11-15
CIK 108473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended        September  30,  1999
                                   ---------------------------
(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from        to
                                  -------    -------
Commission  File  number               1-7301
                              -----------------------
                          COLORMAX  TECHNOLOGIES,  INC.
                          -----------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                     75-1329265
-------------------------------                    ----------------
(State  or  other  jurisdiction  of          (I.R.S.  Employer  incorporation or
organization)                                      Identification  No.)

  14251  Chambers  Rd  Tustin  Ca                             92780
---------------------------------                      ------------------
(Address  of  principal  executive  offices)               (Zip  Code)

                                1- 801- 262-5052
                                ----------------
               Registrant's telephone number, including area code

                           Renu-U International, Inc.
                           --------------------------
    (Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class                          Outstanding  as  of  Setember  30,  1999
------------------                    ----------------------------------------
Common  Stock,  $0.001                             4,122,957

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART  I.

     ITEM  1.     Financial  Statements  (unaudited)                        3

     Balance  Sheets                                                        4
   September  30,  1999  and  December  31,  1998

     Statements  of  Operations
   For  the  three and  nine months ended September 30, 1999 and 1998       5
   and  the  period from April 28, 1999 to September  30,  1999

     Statements  of  Cash  Flows
   For  the  nine  months  ended  September  30,  1999  and  1998           6
   and  the  period from April   28, 1999 to  September  30,  1999


     Notes  to  Financial  Statements                                       7

     ITEM  2.     Management  Discussion  and  Analysis                    11


PART  2

            ITEM  2.               Changes  in  Securities                 12

            ITEM  6.               Exhibits  and  Reports  on  Form  8-K   12

     .       Signatures                                                    13

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of ColorMax Technologies, Inc. and subsidiary (a development stage company) at September 30, 1999 and December 31 1998, and the statements of operations for the three and nine months ended September 30, 1999 and 1998 and the period April 28, 1999 (date of development stage) to September 30, 1999, the cash flows and the statement of stockholder' equity for the nine months ended September 30, 1999 and 1998, and the period from April 28, 1999 to September 30, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED  BALANCE  SHEETS
               SEPTEMBER 30, 1999, AND DECEMBER 31, 1998 (NOTE 4)

                                                              SEPT  30,     DEC  31,
                                                                1999          1998
                                                              ---------    ----------
                                       ASSETS
CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  26,887   $      -
     Accounts receivable . . . . . . . . . . . . . . . . . . .      2,000          -
                                                                ----------  ---------
  Total Current Assets . . . . . . . . . . . . . . . . . . . .     28,887          -
                                                                ----------  ---------

PROPERTY AND EQUIPMENT - net of accumulated. . . . . . . . . .     77,871          -
                                                                ----------  ---------
           depreciation

MARKETING  RIGHTS - Note 4 . . . . . . . . . . . . . . . . . .          -          -
                                                                ----------  ---------

PREPAID EXPENSES AND DEPOSITS. . . . . . . . . . . . . . . . .     30,613          -
                                                                ----------  ---------
                                                                $ 137,371   $      -
                                                                ==========  =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - related parties. . . . . . . . . . . . . . .  $  53,300   $      -
     Accounts payable. . . . . . . . . . . . . . . . . . . . .    111,170          -

Total Current Liabilities. . . . . . . . . . . . . . . . . . .    164,470          -
                                                                ----------  ---------

LONG TERM DEBT AND OTHER CONTINGENCIES . . . . . . . . . . . .          -          -
                                                                ----------  ---------
             Note 3

STOCKHOLDERS' EQUITY
    Preferred stock
        1,000,000 shares authorized, at $0.10 par value;
        none outstanding . . . . . . . . . . . . . . . . . . .          -          -
Common stock
     100,000,000 shares authorized, at $0.001 par value;
     4,122,957  shares issued and outstanding at September 30;
     332,041  at December 31 . . . . . . . . . . . . . . . . .      4,123        332
Capital in excess of par value . . . . . . . . . . . . . . . .    827,544       (332)
Accumulated deficit during development stage - Note 4. . . . .   (858,766)         -
                                                                ----------  ---------
Total  Stockholders'  Deficiency . . . . . . . . . . . . . . .    (27,099)         -
                                                                ----------  ---------
                                                                $ 137,371   $      -
                                                                ==========  =========

   The accompanying notes are an integral part of these financial statements.

                    COLORMAX TECHNOLOGIES INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 1999, AND 1998
     AND THE PERIOD APRIL 28, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

                                             THREE MONTHS  THREE  MONTHS  NINE  MONTHS   NINE  MONTHS  APRIL 28, 1999 TO
                                               SEPT  30,      SEPT  30,     SEPT  30,      SEPT  30,     NOTE  4
                                                 1999           1998          1999           1998     SEPT  30, 1999
                                              -----------  -------------  -------------  -----------  ------------------

REVENUES. . . . . . .  . . . . . . . . . . .  $      3,150   $         -  $       3,150   $       -  $            3,150

COST OF SALES . .. . . . . . . . . . . . . .             -             -              -           -                  -
                                              -------------  -----------  --------------  ---------  ------------------

   Gross Profit                                      3,150             -          3,150           -               3,150

EXPENSES. . . . . . .. . . . . . . . . . . .       861,916             -        861,916           -              861,916
                                              -------------  -----------  -------------  ----------  -------------------

   Net Loss. . . . . . . . . . . . . . . . .  $   (858,766)  $         -  $    (858,766)  $       -  $          (858,766)
                                              =============  ===========  ==============  =========  ===================


 GAIN (LOSS) PER
COMMON SHARE

     Basic. . . . . . . . . . . . . . . . . . $   ( 0.23)    $         -  $      ( 0.23)  $       -
                                              -----------    -----------  --------------  ----------


AVERAGE
     OUTSTANDING
     SHARES

     Basic. . . . . . . . . . . . . . . . . . .  3,736,290             -       3,736,290          -
                                               -----------   -----------  ---------------  ---------








  The accompanying notes are an integral part of these financial statements.

                   COLORMAX  TECHNOLOGIES, INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, AND 1998
    AND THE PERIOD APRIL 28, 1999 (DATE OF INCEPTION ) TO SEPTEMBER 30, 1999

                                               NINE MONTHS   NINE MONTHS    APRIL  28, 1999
                                                  ENDED         ENDED
                                                SEPT 30,       SEPT 30,         NOTE 4
                                                  1999           1998        SEPT 30, 1999
                                              -------------  ------------  -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss). . . . . . . . . . . . . .  $   (858,766)  $         -  $       (858,766)

Adjustments to reconcile net loss to
net cash provided by operating activities

    Depreciation . . . . . . . . . . . . . .         2,448              -             2,448
    Issuance of common stock for expenses. .       686,667              -           686,667

    Change in accounts receivable. . . . . .        (2,000)             -            (2,000)
    Change in prepaid expenses and deposits.       (30,613)             -           (30,613)
    Change in  accounts payable. . . . . . .       164,470              -           164,470
                                              -------------  ------------  -----------------


Net Cash Used  by Operations . . . . . . . .       (37,794)             -           (37,794)
                                              -------------  ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES


    Purchase of equipment. . . . . . . . . .       (35,319)             -           (35,319)
                                              -------------  ------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of capital stock.       100,000              -           100,000

                                              -------------  ------------  -----------------

Net Increase (Decrease) in Cash. . . . . . .        26,887              -            26,887

Cash at Beginning of Period. . . . . . . . .             -              -                 -
                                              -------------  ------------  -----------------

Cash at End of Period. . . . . . . . . . . .  $     26,887   $          -  $         26,887
                                              =============  ============  =================





   The accompanying notes are an integral part of these financial statements.

                  COLORMAX   TECHNOLOGIES,  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION

The  Company  was  incorporated under the laws of the State of  Delaware on June
14, 1971. There have been several name changes and authorized stock changes resulting in the present name and the authorized shares shown in the balance sheet.

The Company has been involved in various activities over the years and during the year 1983 discontinued all operations until 1996 when the Company started developmental work on a device to be used in the physical care field however during June 1999 the Company transferred the business as part of an acquisition and reorganization. (Note 4 )

On July 30, 1999 the Company completed a reverse stock split of 30 shares of outstanding stock for one share. This report has been prepared showing after stock split shares from inception.

The  company  is  in  the  development  stage.

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

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split, in accordance with FASB statement number 128.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after the elimination of intercompany transactions. See note 4

                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including all assets and liabilities shown in the balance sheet, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

3.   TRANSFER  OF  COMPANY  ASSETS  IN  EXCHANGE  FOR  ALL  LIABILITIES

During June 1999 the Company transferred all its assets and the business in the physical care field in exchange for the assumption of all its liabilities as part of an acquisition and reorganization outlined in note 4, between the Company and RGB Technology Group, Inc. and Kimrose Holdings. At the report date $ 175,000 of assumed liabilities had been paid. The remaining balance of $204,260 will remain as a contingent liability to the Company until they are satisfied.

4.   ACQUISITION  OF  ALL  OUTSTANDING  STOCK  OF  RGB  TECHNOLOGY  GROUP  INC.

On  June  8,  1999  the  Company  acquired  all  of the outstanding stock of RGB
Technology Group Inc. through a stock for stock exchange in which the stockholder (Kimrose Holdings) of RGB Technology Group Inc. received 3,000,000, after stock split, common shares of the Company in exchange for all of the stock of RGB Technology Group Inc. RGB Technology Group Inc. was organized in the state of Delaware on April 28, 1999 for the purpose of marketing ColorMaxTM lenses and a computer color vision test software. After the completion of the transaction the outstanding stock of the Company was 3,332,041 common shares of which 3,000,000 was owned by Kimrose Holdings.

The only asset held by RGB Technology Inc. on June 8, 1999 consisted of the marketing rights for the above technology which was recorded with no value.

                  COLORMAX   TECHNOLOGIES,  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4.   ACQUISITION  OF  ALL  OUTSTANDING  STOCK  OF  RGB  TECHNOLOGY  GROUP  INC.
         -  continued

For reporting purposes, the acquisition is treated as an acquisition of the Company by RGB Technology Group Inc., the acquirer, (a reverse acquisition) and a recapitalization of RGB Technology Group Inc. The historical financial statements prior to June 8, 1999 are those of RGB Technology Group Inc. No good will was recognized from the consolidation. All material intercompany accounts and transactions have been eliminated.

See note 8 for prior combined comparative operating information of the Company and RGB.

5.  RELATED  PARTY  TRANSACTIONS

See notes 3 and 4 for the transfer of   assets and the assumption of liabilities
to  related parties as part of an acquisition and reorganization of the Company.

6.  GOING  CONCERN

The Company has acquired marketing rights, described above, and in the opinion of management, will provide a profit to the Company. The Company will need
additional  working  capital   to  be  successful  in  this  acquisition.   The
management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

7.  SUBSEQUENT  EVENTS

During October the Company issued 2,000,000 shares of its common capital stock for the rights to market ColorMax products in England.

8.   PRIOR  COMPARATIVE  OPERATING  INFORMATION  OF  THE  COMPANY  AND  RGB

Included in the following is the comparative combined operating information of the Company and RGB, including the operations prior to the acquisition, as outlined in note 4.

                    COLORMAX TECHNOLOGIES INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 1999, AND 1998
    AND THE PERIOD JANUARY 1, 1983 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO
                               SEPTEMBER 30, 1999



                                                 THREE  MONTHS   THREE  MONTHS  NINE  MONTHS    NINE  MONTHS  JANUARY 1, 1983
                                                      SEPT 30,       SEPT 30,      SEPT 30,         SEPT 30,       TO
                                                       1999           1998          1999             1998      SEPT 30, 1999
                                                    ------------   ------------  -------------  ------------  ---------------
REVENUES . . . . . . . . . . . . . . . . . . . . .  $      3,150   $    33,850   $      3,150   $    93,447   $      147,354

COST OF SALES. . . . . . . . . . . . . . . . . . .             -         8,425              -        22,036           51,117
                                                    -------------  ------------  -------------  ------------  ---------------

   Gross Profit                                            3,150.        25,425         3,150        71,411           96,237

EXPENSES . . . . . . . . . . . . . . . . . . . . .       861,916        28,244        861,916       137,033        1,514,751
                                                    -------------  ------------  -------------  -----------   ---------------

   Net Loss. . . . . . . . . . . . . . . . . . . .      (858,766)       (2,819)      (858,766)      (65,622)      (1,418,514)

OTHER INCOME

   Gain from transfer of
     assets - note 4 . . . . . . . . . . . . . . .             -             -        347,496                        347,496
                                                    -------------  -----------  -------------   ------------  ---------------

NET GAIN ( LOSS ). . . . . . . . . . . . . . . . .  $   (858,766)  $    (2,819)  $   (544,238)  $   (65,622)   $  (1,071,018)
                                                    =============  ============  ============   ============   ===============





 GAIN (LOSS) PER
COMMON SHARE

     Basic . . . . . . . . . . . . . . . . . . . .  $     ( 0.23)  $     (0.01)  $     ( 0.15)  $     (0.20)
                                                    -------------  -----------   -------------  ------------


AVERAGE
     OUTSTANDING
     SHARES

     Basic . . . . . . . . . . . . . . . . . . . .     3,736,290       336,290      3,736,290       336,290
                                                    ------------   -----------   -------------  ------------




           ITEM  2.   MANAGEMENT  DISCUSSION  AND  ANALYSIS



The following contains some "forward looking statements" which are based upon the plans, goals, and objectives of the Company and its management. Such statements are subject to various risks and uncertainties. Numerous factors exist within the business world which may prevent the successful attainment of such plans, goals and objectives. Consequently, the reader should consider that such risks, uncertainties, and unknown factors may cause actual results to vary materially from those stated goals outlined below.

Acquisition  of  Marketing  Rights
----------------------------------

In June 1999, the Company obtained the exclusive, long-term license to market, sell and distribute the propriety technologies of the ColorMax product line in the Unites States, Australia and New Zealand. ColorMax Color vision Enhancement Lenses give color deficient people the ability to experience a level of color vision and discrimination never before attainable. Color blindness and color vision deficiencies is a genetic condition that affects 8.0% of males and 0.5% of females of the population. Color vision is a key element in many occupational and leisure activities. Additionally, color vision is a necessity for educational needs. Currently, there are few effective aids on the market that help the over 12,000,000 color deficient people in the United States.

Due to the complexity of the technology and the specialized nature of the science of color vision deficiencies, the Company has determined that distribution through Optometric doctors is the ideal method. By placing distribution in the optometry offices, higher standards of quality and patient care can be guaranteed.

The Company plans to establish ColorMax Centers in all major U.S. markets, as well as key international markets, by the end of next year. The ColorMax brand will be further established by significant advertising and marketing campaigns to enhance awareness of this major technological breakthrough. The Company will require additional working capital and management has developed a strategy which it believes will accomplish this objective through additional equity funding and long term financing.

Results  of  Operations
-----------------------

Due to anticipated increases in future demand, in September 1999 Company moved its headquarters to a larger facility in Tustin, California, equipped with three clean rooms. Furthermore, the Company has added edging and finishing facilities to fully service each patient lens. The Company has augmented its research and development department with the addition of a highly qualified Ph.D in Physics following a rigorous search. These changes will allow the Company to meet its product development schedule and follows the Company's mission for scientific leadership.

During this period, the Company has worked with Captek, Inc, a strategic business services consulting company. Captek has provided the Company's management with guidance in matters relating to business growth planning and market positioning.

The Company is preparing for significant growth in the domestic market as a greater level of consumer awareness develops from the initiation of a consumer marketing and advertising campaign. The Company is designing a highly targeted program that includes Internet marketing and other media outlets to reach people with color vision deficiencies. A variety of marketing collateral and press kit materials have been developed for this purpose.

As part of the Company's global branding strategy, the Company has been working on expanding the international markets for ColorMax products. In Australia, there have been ongoing negotiations with OPSM, the largest retail optical chain in the country with 330 stores and a 35% market share, to open up ColorMax
Centers within their stores. By early 2000, the Company expects to commence operation in New Zealand. The Company has begun making marketing contacts in the Far East with the assistance of a marketing consultant who specializes in expanding U.S. based business in the Asia-Pacific Region. With the strong recovery of the area and IMF reforms, the Asian market holds great opportunity for significant sales for ColorMax products. Due to the Company's limited cash reserves, the consultant performed services in exchange for common stock of the Company issued pursuant to the S-8 Registration Statement filed September 2, 1999. The Company also contracted with an individual to assist in domestic marketing plans under the same S-8 Registration Statement. Overseas expansion is a key factor for growth in the Company's revenues in the future. The Company will continue to aggressively expand overseas markets.

Subsequent  Events
------------------

In line with the Company's strategy for international expansion, the Company has acquired the marketing rights to the territory of the United Kingdom.


                                     PART 2


              ITEM  2.   Changes  in  Securities

During the quarter ended September 30, 1999 the registrant issued 100,000 regulation D common shares for cash at $1.00 , 686,667 shares for services, and 3,000,000 shares for the acquisition outlined in note 4.



            ITEM  6.   Exhibits  and  Reports  on  Form  8-K


See  Form  8-K filed   July 2, 1999 regarding acquisition and reorganization and
change  of  accountants.

------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                             COLORMAX  TECHNOLOGIES,  INC.
                                                    [Registrant]



                                          /s/  Donald  H.  Hansen
Dated:  November  11,  1999          By
                                        ----------------------------------
                                         Donald  H.  Hansen  ,  President