Form 10KSB
period 1999-12-31
COLORMAX TECHNOLOGIES INC
filed 2000-03-30
CIK 108473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(x  )     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934  (FEE  REQUIRED)
          For the fiscal year ended               December 31, 1999
                               -------------------------------------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transition  period  from     to
                                           -----   -----
             Commission File number            1-7301
                                    -------------------------------

                         COLORMAX   TECHNOLOGIES,  INC.
                         ------------------------------
               (Exact name of registrant as specified in charter)

        Delaware                                          75-1329265
--------------------------------                     -------------------
State  or  other  jurisdiction                  (I.R.S.  Employer  I.D.  No.)
of  incorporation or  organization



  14251  Chamber  Rd.,  Tustin  Ca.                          92780
-----------------------------------                     ----------------
(Address  of  principal  executive  offices)             (Zip  Code)

Issuer's  telephone  number,  including  area  code         714-730-7900
                                                    --------------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title  of  each  class                                  Name of each exchange on
which  registered
   None                                                         None
-----------                                           --------------------------

Securities  registered  pursuant  to  section  12  (g  )  of  the  Act:
      None
----------------------
   (Title  of  Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   (1) Yes [ x  ]   No [    ]                      (2)  Yes [x ]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $      3,150
                                                                   -----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At December 31, 1999, the aggregate market value of the voting stock held by nonaffiliates is estimated to be $75,400,000.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1999, the registrant had 22,751,914 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c)  under  the  Securities  Act  of  1933:  NONE



                                 TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I
--------

ITEM 1..  DESCRIPTION OF BUSINESS                                           4

ITEM 2..  DESCRIPTION OF PROPERTIES                                         4

ITEM 3..  LEGAL PROCEEDINGS                                                 4

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 4

PART II
--------

ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          5

ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         5

ITEM 7..  FINANCIAL STATEMENTS                                              8

ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                          8

PART III
--------

ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                9

ITEM 10.  EXECUTIVE COMPENSATION                                           11

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   11

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   12

PART IV
--------

ITEM 13.  EXHIBITS                                                         10



                        ITEM 1.  DESCRIPTION OF BUSINESS



HISTORY  AND  ORGANIZATION
The  Company  was  incorporated under the laws of the State of  Delaware on June
14, 1971. There have been several name changes and authorized stock changes resulting in the present name and the authorized shares shown in the balance sheet.

During June 1999, after transferring its remaining assets and liabilities, the Company acquired all the outstanding stock of RGB Technology Group Inc.

RGB  Technology  Group Inc. was organized in the state of  Delaware on April 28,
1999  for  the  purpose  of   marketing  ColorMax   lenses  and a computer color
vision  test  software.

DESCRIPTION  OF  BUSINESS
ColorMax Technologies, Inc. is a scientifically based manufacturer and distributor of innovative optical technologies. The Company's ColorMax brand of medical products are the first and only optical aid approved by the U.S. Food and Drug Administration designed specifically to address the needs of the genetically colorblind and color vision deficient population. The Company's principal strengths are its scientific leadership in the field of color vision and its ability to market this breakthrough medical technology. The Company's products are currently available in the United States and Australia.

FORWARD-LOOKING  STATEMENTS
The following contains some forward-looking statements which are based upon the plans, goals and objectives of the Company and its management. Such statements are subject to various risks and uncertainties. Numerous factors exist within the business world which may prevent the successful attainment of such plans, goals and objectives. Consequently, the reader should consider that such risks, uncertainties and unknown factors may cause actual results to vary materially from those stated goals outlined below.



                       ITEM 2.  DESCRIPTION OF PROPERTIES



The  Company  does  not  own  any  real  property



                           ITEM 3.  LEGAL PROCEEDINGS



None



         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On July 16, 1999 the Company received the consent to change the Company name to ColorMax Technologies, Inc. and was effective September 7, 1999.


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



During the past two years through December 31, 1999 there has been no established trading market for the shares of the Registrant's common stock over an exchange however the stock has been trading over-the-counter in small quantities. The trading amounts for a share of stock for the last two years are listed below by quarter:



               1999        1998
             Low  High  Low   High
             ---  ----  ----  ----
     First.  .13   .25  .156   .28
     Second  .16   .20  .156   .28
     Third.  5.5    .6  .125  .219
     Fourth    9. 9.75  .125  .219


The above market quotes were provided by NASDAQ OTC Trading and Market Service. There have been no interdealer sales. During the last fiscal year the Registrant has sold 100,000 pre split common shares of its capital stock at $1.00 per share in a private offering. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 31, 1999 the Company had approximately 3,795 shareholders.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



In June of 1999, after the reorganization outlined in item 1, the Company changed management and as part of the acquisition and merger with RGB Technology Group, Inc., the Company began operations in the distribution of the ColorMax brand of specialty medical eye products and transferred all of its prior business and assets in the physical care field which it had been developing since 1996.

Acquisition  of  Marketing  Rights
----------------------------------
In June 1999, the Company obtained a long-term exclusive license to market, sell, and distribute the proprietary technologies of the ColorMax product line in the United States, Australia, New Zealand, Japan and United Kingdom.

Colorblindness  and  Corrective  Aids
-------------------------------------
Color blindness is genetic condition that affects approximately 1 in 12 men and 1 in 250 women or 8% of men and 0.5% of women, respectively. There are 12 million colorblind Americans and over 250 million colorblind people around the world. Color blindness is caused by genetic defect on the X chromosome and is passed on by women who are carriers to their sons. Color vision deficiencies are caused when there is a malfunction of the photo receptive cones in the retina. Color vision deficiencies can also be acquired with age or from illness, such as diabetes.

Color is a critical element in visual communication. There is a growing emphasis on color in modern day society to easily convey the rising complexity of data and information. Virtually every occupation relies on color to some degree. Many professions are highly color sensitive including the arts, computers, graphics, electronics and transportation.

People who suffer from colorblindness are significantly disadvantaged throughout their lives educationally, vocationally and in simple everyday activities. Of special importance is the high rate that colorblind children are undiagnosed and who face serious hardships in school with color-coded learning materials such as blocks and maps. Furthermore, the long-term consequences of an undiagnosed color vision deficiencies will often continue throughout adulthood.

The  two  most  common  types  of  genetic  color  vision  deficiencies  are:



     Deuteranamolous  (also  known  as  green weak): defect in medium wavelength
     frequency  or     green  color  confusion

     Protanamolous  (also  known  as  red  weak): defect i8n the long wavelength
     frequency  or  red     color  confusion

Tritanamolous, or blue-yellow color confusion is the most common type of acquired color vision deficiency.

The concept of corrective aids for color vision deficiencies has been in the scientific mind for many years, including by the physicist James Clerk Maxwell. However, there has never been a corrective aid that has adequately achieved an improvement in color vision discrimination. The X-Chrom contact lens, a red-tinted hard contact lenses worn monocularly in the dominant eye, for color vision deficiencies were available in the 1970's and is no longer available. Currently, there are no optical aids in the market which effectively treats colorblindness.


In November 1999, the FDA approved ColorMax Color Vision Enhancement Lenses as the first safe and effective optical aid for duetan and protan color vision deficiencies ColorMax Color Vision Enhancement Lenses change the spectral energy composition of light entering the eye to balance brightness, saturation and hue and improve color vision discrimination. ColorMax lenses have been in development for over a decade.

Products
--------
ColorMax   offers  a  line  of  optical  goods  that detect and aid color vision deficiencies  by  the  use  of  ColorMax  Color  Vision  Enhancement  Lenses.

Every colorblind person has a distinct color vision makeup and is characteristized by a distinct type of color vision defect and severity. There are 10 different types of Color Vision Enhancement Lenses to properly accommodate each individual. There are two classifications of ColorMax lenses, the Duetan Series and the Protan Series. Each classification is divided into five density classes, one though five. By selecting the appropriate filter component, greater color vision discrimination is achieved.



DEUTAN SERIES LENSES  PROTAN SERIES LENSES

        D1. . .                 .  P1
        D2. . .                 .  P2
        D3. . .                 .  P3
        D4. . .                 .  P4
        D5. . .                 .  P5



ColorMax lenses are custom to properly accommodate each individual. There are two classifications of ColorMax can process various types of lenses including CR-39, polycarbonate and glass and are available as plano or prescription lenses. The lense have been categorized by the FDA as a "prescription spectacle lens" and may be considered as such by most health care plans and insurance companies.

ColorMax  Color  Test
-------- ------------
The ColorMax Color Test is a computerized psuedo-ischronmatic plate test that helps optometrists and ophthalmologists select the appropriate ColorMax lens for the patient. Using the software, the doctor can make an accurate lens selection in a few minutes. ColorMax Color Test operates on the Windows platform.

ColorMax  Color  Vision  Testing  Program  and  Protocol
-------- -----------------------------------------------
The ColorMax Color Vision Testing Program and Protocol consists of comprehensive color vision testing and an iterative lens fitting process. Optometrists and ophthalmologists administer the ColorMax Color Test, the Ishihara Psuedo-Isochomatic Plate Test and the Farnsworth D-15 Test to patients. ColorMax lenses are selected and tested to measure the patient's performance on the color vision tests and tasks and to evaluate the patient's subjective response to the environment in a non-clinical setting.

ColorMax  Soft  Contact  Lenses
-------- ----------------------
ColorMax soft contact lenses are currently in development. ColorMax contact lenses are based on the same technology and work similarly to ColorMax Color Vision Enhancement Lenses. The Company will seek FDA approval on the soft Contact Lenses and then distribute them through its authorized ColorMax providers.

Distribution
------------
ColorMax Color Vision Enhancement Lenses are a medical device and are distributed only through authorized eye care professionals. Licensed eye care professionals, such as optometrists and opthamologists, have the experience and education to properly diagnose and treat vision related conditions. Authorized ColorMax providers undergo extensive training to learn to use the ColorMax system and understand ColorMax products.

Marketing  and  Sales
---------------------
ColorMax marketing objective is to maximize patient awareness of an effective corrective aid and to make it easy and convenient for color vision deficient patients to te primary function of ColorMax's domestic sales force is to expand the ColorMax provider base of eye care professionals and to help existing
ColorMax  patient  base  within  their  practice.

ColorMax believes that effective marketing and education, patient service and its relationships with its providers effectively manage their ColorMa program, including national consumer marketing and extensive practice support such as Internet referrals, marketing materials, public relations assistance and a toll-free patient care line.

Advertising  and  Promotion
---------------------------
ColorMax's products receive significant publicity and media coverage. The media relates to the human element to how ColorMax products help people improve and change their lives in fundamental ways as well as to the technology behind the lenses. The ColorMax products have been featured in over 100 national and local newspapers, television news broadcasts and radio programs. This publicity has helped established the ColorMax brand name to a large general population and to the colorblind market.

Furthermore, through ColorMax's clear and cohesive advertising strategies, doctors and patients are gaining brand recognition of ColorMax products. Optometrists and Opthamologists learn about ColorMax providers through demonstrations and lectures given at optical trade shows where they attend to maintain their certification through continuing education. Potential patients learn about ColorMax products through direct mail, print advertisement, in-store visual displays mailers and the Internet. ColorMax maintains a strong presence on the Internet. The ColorMax website provides detailed technical information on the science of colorblindness and useful tips on lifestyle. Additionally, patients can find the nearest ColorMax provider on the site. Through the Internet site, ColorMax has received thousands of registrations from colorblind people. The company is assembling one of the largest databases of color deficient people in the world.

Manufacturing
-------------
The manufacture of ColorMax lenses is a complex process that involves numerous stages and a series of quality control tests before shipment. In September of 1999, the Company relocated to a new manufacturing facility with three build in clean room facilities. The Company performs its proprietary manufacturing methods in-house using specially designed and engineered equipment. ColorMax's in-house manufacturing enables production in accordance with strict quality control standards and the protection of its processes. The Company also has the opportunity to experiment with new technologies and materials in its product development. There are a wide array of suppliers that we can obtain our raw materials. The Company could find substitute suppliers if necessary.

Research  and  Development  and  Regulatory
-------------------------------------------
ColorMax is committed to research and development in the area of color vision. ColorMax has signed agreements for cooperative research and development with pre-eminent researchers in the field. There are several products in the development pipeline. Licensed technology developed by other parties could provide an additional source of potential products. All medical devices require approval by the FDA prior to marketing and distribution. The Company has received FDA approval on its ColorMax Color Vision Enhancement Lenses and plans on receiving the necessary approvals on its other products.

Competition
-----------
The FDA has not given approval to any other optical aids for red-green color vision deficiencies. Currently, there is little competition and ColorMax has the opportunity to dominate this newly emerging market. While it is anticipated that other companies will try to develop similar aids and seek FDA approval, their outcome is uncertain.


Liquidity  and  Capital  Resources
----------------------------------

ColorMax has plans to make further investments in equipment to increase production capacity in order to keep up with demand. At the end of the year, the Company needed to raise additional funds for its ongoing operations. The Company successfully raised the funds in March 2000, as detailed in Subsequent Events in the accountants report, and currently has sufficient funds to meet its operations for approximately two to three years.

Results  of  Operations
-----------------------
The Company has not started the operations in the optical industry. Its future operations will consist of marketing, selling, and distributing the proprietary vision care technology outlined above.




                          ITEM 7.  FINANCIAL STATEMENTS



The financial statements of the Company are included following the signature page to this form 10-KSB.



            ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE



None



        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



At December 31, 1999 the following table shows the name, age, and position of each executive officer and director and the term of office of each director of the Company.






Name              Age              Position                   Director and/or Officer Since
----------------  ---  ---------------------------------      -----------------------------

Donald H. Hansen   73       President and Director                                      1999

John D. Jantzi .   52       Vice President and Dir.                                     1999

Julie Kim. . . .   25       Secretary, Treasurer and Director                           1999



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

     JULIE KIM, AGE 25, Secretary, Treasurer and Director, graduated from Cornell University in 1997 with a degree in Business Administration. From 1995 to 1996, she was the Vice President for Development of LightDrive Technologies, Inc., of Ft. Lauderdale, Florida. From 1997 to 1998, she served as a Consultant for Ernst & Young LLP and E&Y Kenneth Leventhal Real Estate Group in New York City and Miami. Ms. Kim is the creator of Lodging Magazine's Lodging Stock Index, which tracks the performance of lodging stocks versus the Standard &
Poor's  500.  Ms.  Kim  is  a  member  of  the  Cornell  Society  of  Hotelmen.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:


     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing
any  conduct  or  practice  in  connection     with  such  activity;

     (ii)  engaging  in  any  type  of  business  practice;  or

     (iii)  engaging  in any activity in connection with the purchase or sale of
any  security or commodity or in     connection with any violation of federal or
state  securities  laws  or  federal  commodities  laws;


(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Since the Company ceased operations, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to
Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.




                        ITEM 10.  EXECUTIVE COMPENSATION



CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 1999

BONUSES  AND  DEFERRED  COMPENSATION

During 1999 officers and Directors received post split common shares of the Company as compensation as follows:


         Name           Shares
----------------------  ------
Donald H. Hansen        33,334
John D. Jantzi .        30,000
Julie Kim. .       . .  30,000



During  1999  accrued  compensation  was  recorded  and is due to   Julie Kim of
$42,000.

COMPENSATION  PURSUANT  TO  PLANS

None.

PENSION  TABLE
None.

OTHER  COMPENSATION
None

TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL  ARRANGEMENT

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.




ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT



The following table sets forth as of December 31, 1999, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.



                              NATURE OF     NUMBER OF
NAME OF PERSON OR GROUP     OWNERSHIP (1)  SHARES OWNED   PERCENT
--------------------------  -------------  ------------  ---------
Donald H. Hansen . . . . .                      33,334          .1
John D. Jantzi                                  30,000          .1
Julie Kim                                       30,000          .1

Kimrose Holdings . . . . .                   5,903,000        26.9

All Officers and Directors
and benefical owner
            as a group                       5,996,334        26.3



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS  OF  MANAGEMENT

There were not material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS  WITH  PROMOTERS

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not considered to be material.



                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:



Title of Document                                                            Page
-----------------------                                                      ----
Report of Andersen Andersen and Strong. . . . . . . . . . . . . . . . . . .    14

Balance Sheet as of December 31, 1999 . . . . . . . . . . . . . . . . . . .    15

Statements of Operations for the period April 28, 1999 to December 31, 1999    16

Statements of Changes in Stockholders' Equity for the period April 28, 1999
    to December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . .    17

Statements of Cash Flows for the period April 28, 1999 to December 31, 1999    18

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .    19

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report by reference:
None.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              COLORMAX  TECHNOLOGIES  INC.

Date:  March 29, 2000

                               By:  /s/ Donald H. Hansen
                             ------------------------------
                                Donald H. Hansen
                                President  and  Director

                                                ANDERSEN ANDERSEN & STRONG, L.C.
                                                  941 EAST 3300 SOUTH, SUITE 202
                                                     SALT LAKE CITY, UTAH  84106


Board  of  Directors
ColorMax  Technologies,  Inc.
Tustin,  Ca

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Colormax Technologies, Inc., and Subsidiary, at December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the period
April 28, 1999 (date of inception) to December 31, 1999 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ColorMax Technologies, Inc., and Subsidiary at December 31, 1999 and the results of operations, and cash flows for the period April 28, 1999 (date of inception) to December 31, 1999 , in conformity with generally accepted accounting principles.

                                                      ANDERSEN ANDERSEN & STRONG

Salt  Lake  City,  Utah
March  22,  2000

                 COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED  BALANCE  SHEETS
                                DECEMBER 31, 1999


     ASSETS

CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    12,314
     Accounts receivable. . . . . . . . . . . . . . . . . . . . .        2,000
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . .        6,601
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .       20,102
                                                                   ------------
   Total Current Assets . . . . . . . . . . . . . . . . . . . . .       41,017
                                                                   ------------

PROPERTY AND EQUIPMENT -
           net of accumulated depreciation. . . . . . . . . . . .      113,612
                                                                   ------------

OTHER ASSETS
     Marketing rights - net of amortization -
     Notes 2 and 5. . . . . . . . . . . . . . . . . . . . . . . .    1,372,733

     Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .       13,519
                                                                   ------------

                                                                   $ 1,540,881
                                                                   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - related parties . . . . . . . . . . . . . . .  $   118,562
     Accounts payable . . . . . . . . . . . . . . . . . . . . . .      127,969
                                                                   ------------
          Total Current Liabilities . . . . . . . . . . . . . . .      246,531
                                                                   ------------

LONG TERM DEBT AND OTHER CONTINGENCIES
     Notes payable - related parties - Note 6 . . . . . . . . . .      179,300
                                                                   ------------

STOCKHOLDERS' EQUITY
    Convertible preferred stock
        1,001,000 shares authorized, series A and B at $.10
        par value, series C at $.001 par value - none outstanding
      Common stock
        100,000,000 shares authorized, at $0.001 par value;
        22,751,914 shares issued and outstanding. . . . . . . . .       22,752
     Capital in excess of par value - Note. . . . . . . . . . . .    3,079,082
     Accumulated deficit during development stage - Note 4. . . .   (1,986,784)
                                                                   ------------
 Total  Stockholders' Equity. . . . . . . . . . . . . . . . . . .    1,115,050
                                                                   ------------
                                                                   $ 1,540,881
                                                                   ============



   The accompanying notes are an integral part of these financial statements.

                    COLORMAX TECHNOLOGIES INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE PERIOD APRIL 28, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
                                    (NOTE 4)




REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      3,150
                                                                            -------------



EXPENSES

    Administrative and developmental . . . . . . . . . . . . . . . . . . .     1,960,970
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,267
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,697
                                                                            -------------

                                                                               1,989,934
                                                                            -------------

          Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,986,784)
                                                                            =============







 GAIN (LOSS) PER COMMON SHARE

     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (.21)
                                                                            -------------


AVERAGE  OUTSTANDING  SHARES

     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,694,600
                                                                            -------------




The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD APRIL 29, 1999  TO DECEMBER 31, 1999



                                                COMMON  STOCK      CAPITAL  IN
                                             --------------------  EXCESS  OF     ACCUMULATED
                                               SHARES     AMOUNT    PAR VALUE     DEFICIT
                                             ----------  --------  -----------  ------------
BALANCE APRIL  1,  1999
   (date of inception - note 4) . . . . . .     672,580  $    673  $     (672)  $         -


Issuance of common stock for all stock
    of   RGB Technology - no recorded
    value -  June 9, 1999 - Note 4. . . . .   6,000,000     6,000      (6,000)            -

Issuance of common stock for expenses
  and services at $.21 - July to Oct  1999.   1,373,334     1,373     291,960             -

Issuance of common stock for cash at
   $.50 - July and August 1999. . . . . . .     200,000       200      99,800             -

Issuance of common stock for United
   Kingdom marketing rights -
   at $.10 -  November 8,  1999 . . . . . .   4,000,000     4,000     396,000             -

Issuance of common stock for Japan
   and Canada marketing rights
   at $.10 - November 8, 1999 . . . . . . .  10,000,000    10,000     990,000             -

Issuance of common stock for services -
   at $2.50 - November 18, 1999 . . . . . .     500,000       500   1,249,500             -

Issuance of common stock for services
   at $2.25 - December 30, 1999 . . . . . .       6,000         6      13,494             -

Contribution to capital - equipment . . . .           -         -      45,000             -

Net operating loss for the period April 9,
   1999 to  December 31, 1999 . . . . . . .           -         -           -    (1,986,784)


BALANCE DECEMBER 31, 1999 . . . . . . . . .  22,751,914  $ 22,752  $3,079,082   $(1,986,784)
                                             ==========  ========  ===========  ============





    The accompanying notes are an integral part of these financial statements

                   COLORMAX  TECHNOLOGIES, INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE PERIOD APRIL 28, 1999 (DATE OF INCEPTION ) TO DECEMBER 31, 1999
                                    (NOTE 4)



CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $(1,986,784)

Adjustments to reconcile net loss to
net cash provided by operating activities

    Amortization of marketing rights. . . . . . . . . . . . . . .       23,267
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        5,697
    Issuance of common stock for expenses . . . . . . . . . . . .    1,556,833
    Changes in inventory. . . . . . . . . . . . . . . . . . . . .       (6,601)
    Change in accounts receivable . . . . . . . . . . . . . . . .       (2,000)
    Change in prepaid expenses and deposits . . . . . . . . . . .      (33,621)
    Change in  accounts payable . . . . . . . . . . . . . . . . .      429,831


Net Cash Used  by Operations. . . . . . . . . . . . . . . . . . .      (13,378)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment . . . . . . . . . . . . . . . . . . . .      (74,308)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of common stock. . . . . . . . . . . .      100,000
                                                                   ------------

Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . .       12,314

Cash at Beginning of Period . . . . . . . . . . . . . . . . . . .            -
                                                                   ------------

Cash at End of Period . . . . . . . . . . . . . . . . . . . . . .  $    12,314
                                                                   ============





NONCASH OPERATING AND INVESTING ACTIVITIES

Issuance of 1,373,334 common shares for expenses - 1999 . . . . .  $   293,333
                                                                   ------------
Issuance of 14,000,000 common shares for marketing rights - 1999.    1,400,000
                                                                   ------------
Contribution to capital - equipment - 1999. . . . . . . . . . . .       45,000
                                                                   ------------




   The accompanying notes are an integral part of these financial statements.

                  COLORMAX   TECHNOLOGIES,  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION

The Company was incorporated under the laws of the State of Delaware on June 14, 1971 with name "Worldcom, Inc.". There have been several name changes and authorized stock changes resulting in the present name and the authorized shares shown in the balance sheet.

The authorized convertible preferred shares consist 1,000,000 Class A at $.10 par value, 50,000,000 Class B at $.001 par value, and 50,000,000 class C at $.001 par value.

The Company has been involved in various activities over the years and during the year 1983 discontinued all operations until 1996 when the Company started developmental work on a device to be used in the physical care field however during June 1999 the Company transferred the business as part of an acquisition and reorganization and is now engaged in the business as outlined in note 4.

On July 12, 1999 the Company completed a reverse stock split of 30 shares of outstanding stock for one share and on January 7, 2000 a forward stock split of two shares for each outstanding share. This report has been prepared showing after stock split shares from inception.

The  company  is  in  the  development  stage.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On December 31, 1999, the Company had a net operating loss carry forward of $1,986,477. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations and is unable to project a reliable future net profit. The loss carryforward will expire in 2021.

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

                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Marketing  Rights
-----------------

Marketing  rights  are  amortized,  on the straight line method, over ten years.

Property  and  Equipment
------------------------

Office and manufacturing equipment is being depreciated on the straight line method over three, five, and seven years and summarized as follows;

  Cost                          $119,309
  Accumulated  depreciation        5,697
                                --------
  Net                            113,612
                                 -------

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 1999.

Accounting  for  Stock-Based  Compensation
------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 123 but has elected to continue to measure compensation cost under APB 25. The adoption of FASB No. 123 has no impact on the Company's financial statements.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

3.   TRANSFER  OF  COMPANY  ASSETS  IN  EXCHANGE  FOR  ALL  LIABILITIES

During June 1999 the Company transferred all its assets and the business in the physical care field in exchange for the assumption of all its liabilities, as part of an acquisition and reorganization outlined in note 4, between the Company and RGB Technology Group, Inc. and Kimrose Holdings. At the report date $ 175,000 of assumed liabilities had been paid. The remaining balance of $204,260 will remain as a contingent liability to the Company until they are satisfied. Management believes the liabilities will be fully satisfied by the predecessor.

4.   ACQUISITION  OF  ALL  OUTSTANDING  STOCK  OF  RGB  TECHNOLOGY  GROUP
         INC.
On  June  8,  1999  the  Company  acquired  all  of the outstanding stock of RGB
Technology Group Inc. through a stock for stock exchange in which the stockholder (Kimrose Holdings) of RGB Technology Group Inc. received 6,000,000, after stock split, common shares of the Company in exchange for all of the stock of RGB Technology Group Inc. RGB Technology Group Inc. was organized in the state of Delaware on April 28, 1999 for the purpose of marketing ColorMax lenses and a computer color vision test software. After the completion of the transaction the outstanding stock of the Company was 6,664,082 common shares of which 6,000,000 was owned by Kimrose Holdings.

The only asset held by RGB Technology Inc. on June 8, 1999 consisted of the exclusive marketing rights for the above technology, for use in the United States, Australia, and New Zealand, which was recorded on the books of RGB with no value.

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

                  COLORMAX   TECHNOLOGIES,  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



5.  MARKETING  RIGHTS

The Company acquired marketing rights, from related parties, for use in the countries of the United Kingdom, Canada, and Japan by the issuance of common stock as outlined in the Statement of Changes in Stockholders Equity. The marketing rights will continue for ten years with rights of renewal.

6.  NOTES  PAYABLE  -  RELATED  PARTIES

The Company has received loans from related parties amounting to $179,300 with various due dates after one year with interest at 8%.

7.  RELATED  PARTY  TRANSACTIONS

Related  parties  own  26.3  %  of  the  outstanding  common  stock.
See notes 3 and 4 for the transfer of   assets and the assumption of liabilities
to  related parties as part of an acquisition and reorganization of the Company.

Other related party transactions are identified in the balance sheet and in notes 5 and 6.

8.  GOING  CONCERN

The Company has acquired marketing rights, described above, and in the opinion of management, will provide a profit to the Company after operations begin. The Company will need additional working capital to be successful in this effort. The management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, equity funding and long term financing, which will enable the Company to operate for the coming year. See the subsequent events for a private placement of preferred stock.

9.  CONTINUING  AND  CONTINGENT  LIABILITIES

The Company remains contingently liable on certain accounts payable as outlined in note 3.
The Company is obligated under an office and manufacturing facility lease agreement starting September 1, 1999 and continuing for five years as follows;

      Year                                                 Amount
        1                                                $101,030
        2                                                 105,250
        3                                                 109,450
        4                                                 113,660
        5                                                 117,880

                  COLORMAX   TECHNOLOGIES,  INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  SUBSEQUENT  EVENTS

Preferred  Capital  Stock
-------------------------

On March 6, 2000 the Company completed a private placement and sale of 40,000 shares of 7% convertible preferred capital stock for cash of $3,680,000 net of offering costs of $320,000 and included 76,471 warrants convertible to common
stock.    20,000  of  the  warrants  issued  was  additional  offering  costs

The terms of the preferred stock includes semi-annual dividend payments in cash and conversion rights of one share of preferred for one share of common, not to exceed 50% of holding by each shareholder during any 30 day period upon an effective registration date with the SEC, with a conversion rate of the lower of $12.75, or 85% of the low three-day average closing bid price of the Company's common stock for the 20 consecutive trading days prior to the trading day on which conversion notice is sent, however, the Company cannot issue more than 20% of common shares outstanding without shareholder approval. If shareholder approval cannot be obtained then the Company will be obligated to purchase the preferred shares at 120% of the original purchase price plus accrued dividends.

The terms of the warrants provides for conversion to common capital stock of one warrant for one share of common stock at the rate of $12.75 per share with an expiration date of four years from the date of issuance.

Patents
-------

During March 2000 the Company purchased two patents and trademarks relating to soft contact lenses including the trademarks of the X-Chrom Company in the United State , US Patent Number 4998817 and in Canada, Canadian Patent Number 1318529 for $125,000.