Form 10QSB
period 2000-03-31
COLORMAX TECHNOLOGIES INC
filed 2000-05-15
CIK 108473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB





   (x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 2000
                                                ---------------
   (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission File number  1-7301
                                                -------
                          COLORMAX  TECHNOLOGIES,  INC.
                          -----------------------------
               (Exact name of registrant as specified in charter)

                          Delaware                        75-1329265
                          --------                     ----------------
       (State or other jurisdiction of                    (I.R.S. Employer
            incorporation  or  organization)              Identification No.)


            14251 Chambers Rd Tustin Ca                         92780
            ---------------------------     -------------------------
           (Address of principal executive offices)         (Zip Code)

                                 (714) 730-7900
                                 --------------
               Registrant's telephone number, including area code

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

             Class                    Outstanding as of May 15, 2000
             -----                    ------------------------------
     Common  Stock,  $0.001                    22,902,582




                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART  I.

     ITEM  1.     Financial  Statements  (unaudited)                         3

                  Balance  Sheets                                            4
                  March  31,  2000  and  December  31,  1999

                  Statements  of  Operations
                  For  the  three  months  ended
                  March  31,  2000  and  1999                                6
                  and  the  period  April 28, 1999
                  to  March  31,  2000

                  Statements  of  Cash  Flows
                  For  the  three  months  ended
                  March  31,  2000  and  1999                                7
                  and  the  period  April   28,
                  1999  to  March  31,  2000

                  Notes  to  Financial  Statements                           8

     ITEM  2.     Management  Discussion  and  Analysis                     11


PART  2

     ITEM  1.     Changes  in  Securities                                   13




                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS



The accompanying balance sheets of ColorMax Technologies, Inc. and subsidiary (development stage company) at March 31, 2000 and December 31 1999, and the statements of operations for the three months ended March 31, 2000 and 1999 and the period April 28, 1999 (date of development stage) to March 31, 2000, the cash flows and the statement of stockholder's equity for the three months ended March 31, 2000 and 1999, and the period April 28, 1999 to March 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.




                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999



                                                                                    MAR 31,                DEC 31,
                                                                                    2000                    1999
                                                                         -------------------------------------------
                                               ASSETS
CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      3,062,935              $   12,314
     Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .             93,450                   2,000
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,341                   6,601
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .             18,594                  20,102
                                                                         --------------------------------------------

       Total Current Assets . . . . . . . . . . . . . . . . . . . . . .          3,182,320                  41,017
                                                                         --------------------------------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation. . . . . . . .            146,484                 113,612
                                                                         --------------------------------------------

OTHER ASSETS

     Patents and marketing rights - net of amortization - Notes 1, 2, 3          1,458,927                1,372,733
     Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,039                   13,519
                                                                         ------------------------------  -----------

                                                                         $       4,802,770              $ 1,540,881
                                                                         ==============================  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  . . $         259,954              $   246,531

          Total Current Liabilities . . . . . . . . . . . . . . .  . . . $         259,954              $   246,531
                                                                         ------------------------------  -----------

LONG TERM DEBT AND OTHER CONTINGENCIES - Note 7

     Notes payable - related parties - Note 5 . . . . . . . . . . . . .            356,725                  179,300
                                                                         ------------------------------  -----------

   The accompanying notes are an integral part of these financial statements.



                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      MARCH 31, 2000 AND DECEMBER 31, 1999






                                                                         MAR 31,       DEC 31,
                                                                           2000          1999
                                                                       ------------  ------------

STOCKHOLDERS' EQUITY
    Convertible preferred stock . . . . . . . . . . . . . . . . . . .  $      40       $      -
        101,000,000 shares authorized, series A at $.10
        par value, series B and C at $.001 par value; 40,000 series B shares issued and outstanding - Note 6
Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,752           22,752
        100,000,000 shares authorized, at $0.001 par value;
        22,751,914 shares issued and outstanding
     Capital in excess of par value . . . . . . . . . . . . . . . . .  6,728,252         3,079,082
     Accumulated deficit during development stage - Note 4. . . . . . (2,565,313)       (1,986,784)
                                                                      ------------     ------------

   Total  Stockholders' Equity. . . . . . . . . . . . . . . . . . . .  4,186,091         1,115,050
                                                                      ------------     ------------

                                                                     $ 4,802,770       $ 1,540,881
                                                                      ============     ============


The  accompanying  notes  are  an  integral  part of these financial statements.








                    COLORMAX TECHNOLOGIES INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND THE
           PERIOD APRIL 28, 1999 (DATE OF INCEPTION) TO MARCH 31, 2000




                                                                                   APR 28, 1999
                                                 MAR 31,        MAR 31,             TO MAR 31
                                                 2000           1999                 2000
                                               ------------------------------------------------
REVENUES . . . . . . . . . . . . . .          $  104,950        $-                $   108,100

COST OF SALES. . . . . . . . . . . .               2,141         -                      2,141
                                              -------------------------------------------------

      Gross profit . . . . . . . . .             102,809                              105,959
                                              -------------------------------------------------


EXPENSES

    Administrative and developmental             637,845         -                  2,598,815
    Amortization . . . . . . . . . .              38,806         -                     62,073
    Depreciation . . . . . . . . . .               4,687         -                     10,384
                                             --------------------------------------------------

                                                 681,338         -                  2,671,272
                                             --------------------------------------------------

          Net Loss . . . . . . . . .          $ (578,529)      $ -                $(2,565,313)
                                             ==================================================







 GAIN (LOSS) PER COMMON SHARE

     Basic . . . . . . . . . . . . .  $           (.025)
                                                 -------


AVERAGE  OUTSTANDING  SHARES

     Basic . . . . . . . . . . . . .          22,751,914
                                            -------------


The  accompanying  notes  are  an  integral  part of these financial statements.


                   COLORMAX  TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND THE
           PERIOD APRIL 28, 1999 (DATE OF INCEPTION) TO MARCH 31, 2000


                                                                     MAR 31,    MAR 31,     APR 28, 1999
                                                                      2000        1999     TO MAR 31, 2000
                                                                   -----------  --------  -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss) . . . . . . . . . . . . . . . . . . . . .  .  $ (578,529)       -           $(2,565,313)

Adjustments to reconcile net loss to
net cash provided by operating activities

    Amortization. . . . . . . . . . . . . . . . . . . . . . . . .   38,806        -               62,073
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .    4,687        -               10,384
    Issuance of common stock for expenses . . . . . . . . . . . .      -          -            1,556,833
    Changes in inventory. . . . . . . . . . . . . . . . . . . . .     (740)       -               (7,341)
    Changes in accounts receivable. . . . . . . . . . . . . . . .  (91,450)       -              (93,450)
    Changes in prepaid expenses and deposits. . . . . . . . . . .      (12)       -              (33,633)
    Changes in accounts payable . . . . . . . . . . . . . . . . .   90,849        -              620,680

         Net Cash Used by Operations. . . . . . . . . . . . . . . (436,389)       -             (449,767)
                                                                  -----------  --------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment . . . . . . . . . . . . . . . . . . . .  (37,560)       -             (111,868)
    Purchase of patents . . . . . . . . . . . . . . . . . . . . . (125,000)       -             (125,000)
                                                                   -----------  --------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of common and preferred stock. . . . . 3,649,570       -             3,749,570
                                                                   -----------  --------  -----------------

Net Increase in Cash. . . . . . . . . . . . . . . . . . . . . . . 3,050,621       -             3,062,935

Cash at Beginning of Period . . . . . . . . . . . . . . . . . . .    12,314       -                 -
                                                                   -----------  --------  -----------------

Cash at End of Period . . . . . . . . . . . . . . . . . . . . . $3,062,935      $ -           $ 3,062,935
                                                                ==========================================


NONCASH OPERATING AND INVESTING ACTIVITIES

Issuance of 1,373,334 common shares for expenses - 1999 . . . .                             .  $  293,333
                                                                                               -----------
Issuance of 14,000,000 common shares for marketing rights - 1999.                               1,400,000
                                                                                               -----------
Contribution to capital - equipment - 1999. . . . . . . . . . . .                                  45,000
                                                                                               -----------


The accompanying  notes  are  an  integral  part of these financial statements.




                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On March 31, 2000, the Company had a net operating loss carry forward of $2,565,313. The loss carryforward will expire in 2021.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after the elimination of intercompany transactions.

Marketing  Rights
-----------------

Marketing  rights  are  amortized,  on the straight line method, over ten years.

Patents
-------

Patents  are  amortized  on  the  straight  line  method  over  eight  years

Property  and  Equipment
------------------------

Office and manufacturing equipment is being depreciated on the straight line method over three, five, and seven years and summarized as follows;

            Cost                               $156,867
            Accumulated  depreciation            10,383
                                               --------
            Net                                 146,484
                                                -------

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 1999.


                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

Concentration  of  Credit  Risk
-------------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and account receivables. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. Accounts receivable are unsecured and are derived from revenues earned however management considers all accounts receivable to be currently collectable.

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

2.  MARKETING  RIGHTS

The Company acquired marketing rights, from related parties, for use in the countries of the United Kingdom, Canada, and Japan by the issuance of common stock as outlined in the NonCash Operatingand Investing Activities and Statement of Stockholders Equity. The marketing rights will continue for ten years with rights of renewal.

3.   PATENTS

During March 2000 the Company purchased two patents and trademarks relating to soft contact lenses including the trademarks of the X-Chrom Company in the United States, U.S. Patent Number 4998817 and in Canada, Canadian Patent Number 1318529 for $125,000. The patents are being amortized over eight years.

4. ACQUISITION OF ALL OUTSTANDING STOCK OF RGB TECHNOLOGY GROUP, INC. On June 8, 1999 the Company acquired all of the outstanding stock of RGB
Technology Group Inc. through a stock for stock exchange in which the stockholder (Kimrose Holdings) of RGB Technology Group Inc. received

                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4.   ACQUISITION  OF  ALL  OUTSTANDING  STOCK  OF  RGB  TECHNOLOGY  GROUP,  INC.
(continued)

6,000,000, after stock split, common shares of the Company in exchange for all of the stock of RGB Technology Group Inc. RGB Technology Group Inc. was organized in the state of Delaware on April 28, 1999 for the purpose of marketing ColorMax Lenses and ColorMax Color Test software. After the completion of the transaction the outstanding stock of the Company was 6,664,082 common shares of which 6,000,000 was owned by Kimrose Holdings.

The only asset held by RGB Technology Inc. on June 8, 1999 consisted of the exclusive marketing rights for the above technology, for use in the United States, Australia, and New Zealand, which was recorded on the books of RGB with no value.

For reporting purposes, the acquisition is treated as an acquisition of the Company by RGB Technology Group Inc., the acquirer, (a reverse acquisition) and a recapitalization of RGB Technology Group, Inc. The historical financial statements prior to June 8, 1999 are those of RGB Technology Group Inc. No good will was recognized from the consolidation. All material intercompany accounts and transactions have been eliminated.

5.  NOTES  PAYABLE  -  RELATED  PARTIES

The Company has received loans from related parties amounting to $356,725 with various due dates after one year with interest at 8%.

6.  PREFERRED  CAPITAL  STOCK

On March 6, 2000 the Company completed a private placement and sale of 40,000 shares of 7% convertible preferred capital stock for cash of $3,680,000 net of offering costs of $320,000 and included 76,471 warrants convertible to common stock, 20,000 of the warrants issued was additional offering costs

The terms of the preferred stock includes semi-annual dividend payments in cash and conversion rights of one share of preferred for one share of common, not to exceed 50% of holding by each shareholder during any 30 day period upon an effective registration date with the SEC, with a conversion rate of the lower of $12.75, or 85% of the low three-day average closing bid price of the Company's common stock for the 20 consecutive trading days prior to the trading day on which conversion notice is sent, however, the Company cannot issue more than 20% of common shares outstanding without shareholder approval. If shareholder approval cannot be obtained then the Company will be obligated to purchase the preferred shares at 120% of the original purchase price plus accrued dividends.

7.  CONTINUING  AND  CONTINGENT  LIABILITIES

The Company remains contingently liable on certain accounts payable. During June 1999 the Company transferred all its assets and the business in the physical care field in exchange for the assumption of all its liabilities, as part of an acquisition and reorganization as described in note 4. At the report date $175,000 of assumed liabilities had been paid. The remaining balance of $204,260 will remain as a contingent liability to the Company until they are satisfied. Management believes the liabilities will be fully satisfied by the predecessor.

The Company is obligated under an office and manufacturing facility lease agreement starting September 1, 1999 and continuing for five years as follows:

                Year                  Amount
                ----                  ------
                 1                   $101,030
                 2                    105,250



                  COLORMAX   TECHNOLOGIES, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



7.  CONTINUING  AND  CONTINGENT  LIABILITIES  (Continued)

                3                   109,450
                4                   113,660
                5                   117,880






                ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The  following  contains  some "forward looking statements" which are based upon the plans, goals, and objectives of the Company and its management. Such statements are subject to various risks and uncertainties. Numerous factors exist within the business world which may prevent the successful attainment of such plans, goals and objectives. Consequently, the reader should consider that such risks, uncertainties, and unknown factors may cause actual results to vary materially from those stated goals outlined below. Among the factors that may cause our actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in our Form SB-2 registration statement filed on April 20, 2000. You should also consult the risk factors listed from time to time on the Company's reports and amendments.

OVERVIEW

The Company distributes and develops products to help improve color vision discrimination for people who suffer from genetic colorblindness. Our principal product, ColorMax Color Vision Enhancement Lenses, is designed as a corrective aid for red and green colorblindness. The Food and Drug Administration ("FDA") has approved ColorMax Color Vision Enhancement Lenses as a safe and effective optical aid for the treatment of colorblindness.

PLAN  OF  OPERATION

The Company is the first to receive FDA clearance for an optical aid for genetic colorblindness. As the "first mover" in this emerging market, the Company's plan for the following 12 months includes aggressive expansion of our marketing operations and the increase in our manufacturing capabilities.

The Company's marketing plan includes key objectives regarding two of the Company's most important targets: (1) licensed eye care professionals, including optometrists and ophthalmologists, and (2) colorblind patients.

Eye care professionals act as distributors for the Company's products and are the primary point of contact with the end user. The Company's goal is to establish an extensive distributorship base of authorized ColorMax Providers in all major U.S. markets, as well as key international markets. The Company intends on employing aggressive marketing strategies which will connect with and educate doctors on this new product. The Company's marketing program includes interfacing with doctors at optometric trade shows, the development of continuing education programs, direct sales and demonstrations, and advertising and promotion in the optometric trade journals. The Company has developed practice support materials and programs to assist doctors in maximizing ColorMax sales at their practice. The Company will continue its efforts to build its marketing and practice support divisions over the course of the year.

The Company's objective is to raise consumer awareness and establish brand name recognition to the approximately 12 million people in the United States alone and 250 million people worldwide who suffer from colorblindness. Colorblindness is a genetic condition which affects 8% or men and 0.5% of women, or 1 in every twelve men and 1 in every 250 women. The Company's authorized ColorMax Providers will market directly to their patients the ColorMax line of products. The Company also markets to the consumer through a variety of methods including the internet, direct mail and consumer advertising. The Company plans on initiating a major consumer advertising campaign after the
          ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS (CONTINUED)


establishment  of  the  basic  distributorship  network.

The Company's research and development is directed toward new procedures and products which may prove useful in the diagnosis and treatment of colorblindness. Currently, the Company is developing ColorMax Soft Contact Lenses and intends on seeking regulatory approval. The Company intends to distribute ColorMax Soft Contact Lenses through its authorized ColorMax Providers.

The Company's plan for growth requires the acquisition of additional machinery and equipment to increase manufacturing output to supply ColorMax products throughout the world. It will be also be necessary for the Company to recruit and hire beyond its current personnel levels to implements its plans for the year. We anticipate that our current cash and our anticipated cash flow from operations will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  following discussion includes the operations of ColorMax Technologies, Inc.

Sales totaled $104,950 for the period ended March 31, 2000. There is no comparative financial information since we have not started active sales or operations in the optical area until the Company received FDA approval at the end of 1999 and then began sales and marketing beginning January 2000. Sales were primarily in ColorMax Doctor Test Kits and ColorMax Color Test Software. As stated in the Plan of Operations, the Company's chief sales objective is the installation of our distributor base of authorized ColorMax Providers. All authorized ColorMax Providers must acquire a ColorMax Doctor Test Kit and Color Test Software in order to test and fit patients for ColorMax Lenses. Sales of ColorMax Lenses to patients will build once the larger installed doctor base is established. At the end of the period, there were approximately 50 authorized ColorMax Providers in the United States, Canada and Australia. Accounts
Receivable  totaled  $93,450  for  the  period.

General and administrative expenses and research and development costs totaled $637,845 for the period. The Company acquired several patents relating to soft contact lenses for colorblindness including the U.S. and Canadian Patents and Trademarks to X-Chrom Soft Contact Lenses for approximately $125,000. The
X-Chrom  name  and  trademark  is  well  known  in  the  optical  business.

The Company had a net loss of $578,529 for the period or $.025 per share fully diluted. The operational loss is due to the ramp up of our distributorship base and limited production capacity. The Company believes that the increase in production capacity completed at the end of the period will help the Company to deliver all of its orders and keep up with demand in future periods.

LIQUIDITY  AND  CAPITAL  RESOURCES
Cash increased by $3,050,621 in the first three months of 2000 largely due to the sale of preferred stock and warrants in March. The Company filed a registration statement in connection with the offering and the Securities and Exchange Commission declared the registration statement effective on May 1, 2000. We anticipate that our current cash and our anticipated cash flow from operations will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

                           PART II - OTHER INFORMATION


                         ITEM 1 - CHANGES IN SECURITIES

On March 6, 2000 the Company completed a private placement and sale of 40,000 shares of 7% convertible preferred capital stock for cash of $3,680,000 net of offering costs of $320,000 and included 76,471 warrants convertible to common stock, 20,000 of the warrants issued was additional offering costs

The terms of the preferred stock includes semi-annual dividend payments in cash and conversion rights of one share of preferred for one share of common, not to exceed 50% of holding by each shareholder during any 30 day period upon an effective registration date with the SEC, with a conversion rate of the lower of $12.75, or 85% of the low three-day average closing bid price of the Company's common stock for the 20 consecutive trading days prior to the trading day on which conversion notice is sent, however, the Company cannot issue more than 20% of common shares outstanding without shareholder approval. If shareholder approval cannot be obtained then the Company will be obligated to purchase the preferred shares at 120% of the original purchase price plus accrued dividends.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                                   COLORMAX  TECHNOLOGIES,  INC.
                                                         [Registrant]




Dated:  May  15,  2000                        By /s/ Donald H Hansan
                                                  -------------------------
                                                  Donald  H.  Hansen,  O.D.,
                                                         President