Form 10QSB/A
period 2000-03-31
COLORMAX TECHNOLOGIES INC
filed 2000-08-14
CIK 108473

                             REVISED AUGUST 1, 2000


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB/A





(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________
                          Commission File number 1-7301
                                                 ------
                           COLORMAX TECHNOLOGIES, INC.
                           ---------------------------
               (Exact name of registrant as specified in charter)

             Delaware                                       75-1329265
             --------                                       ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     14251 Chambers Road Tustin, CA                          92780
     -------------------------------                         -----
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

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

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I.

        ITEM 1.  Financial Statements........................................3

                 Condensed Consolidated Balance Sheets.......................4
                    December 31, 1999 and March 31, 2000 (unaudited)

                 Condensed Consolidated Statements of Operations
                    For the three months ended March 31, 2000 (unaudited)....5

                 Condensed Consolidated Statement of Cash Flows
                     For the three months ended March 31, 2000 (unaudited)...6

                 Notes to Condensed Consolidated Financial Statements........7

        ITEM 2.  Management's Discussion and Analysis........................9


PART 2

        ITEM 1.  Changes in Securities .....................................11

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying condensed consolidated balance sheets of ColorMax Technologies, Inc. and subsidiary at March 31, 2000 (unaudited) and December 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 2000 (unaudited), and the condensed consolidated statement of cash flows for the three months ended March 31, 2000 (unaudited), have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                                  COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1999 AND MARCH 31, 2000 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                                   March 31        December 31
                                                                                     2000              1999
                                                                                --------------    --------------
                                                                                 (unaudited)
Current Assets
      Cash                                                                      $   3,062,935     $      12,314
      Accounts Receivable                                                              93,450             2,000
      Inventory                                                                         7,341             6,601
      Prepaid Expenses                                                                 18,594            20,102
                                                                                --------------    --------------

          Total Current Assets                                                      3,182,320            41,017

      Property and Equipment, net                                                     146,484           113,612

      Other Assets
          Patents and Marketing Rights                                              1,458,927         1,372,733
          Deposits                                                                     15,039            13,519
                                                                                --------------    --------------

                            Total Assets                                            4,802,770         1,540,881
                                                                                ==============    ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
          Accounts Payable                                                            259,954           246,531
                                                                                --------------    --------------

          Total Current Liabilities                                                   259,954           246,531

          Notes Payable - Related Parties                                             356,725           179,300
                                                                                --------------    --------------

                            Total Liabilities                                         616,679           425,831
                                                                                --------------    --------------

Stockholders' Equity
      Series A preferred stock, $0.10 par value                                             0                 0
          1,000,000 shares authorized
          0 (unaudited) shares issued and outstanding
      Series B preferred stock, $0.001 par value
          50,000,000 shares authorized
          40,000 (unaudited) shares issued and outstanding                                 40                 0
      Series C preferred stock, $0.001 par value
          50,000,000 shares authorized
          0 (unaudited) shares issued and outstanding                                       0                 0
      Common Stock, $0.001 par value
          100,000,000 shared authorized
          22,835,914 (unaudited) shares issued and outstanding                         22,836            22,752
          Additional paid-in capital                                                6,980,168         3,079,082
          Accumulated deficit                                                      (2,816,953)       (1,986,784)
                                                                                --------------    --------------

Total Stockholders' Equity                                                          4,186,091         1,115,050
                                                                                --------------    --------------

                            Total Liabilities and Stockholders' Equity          $   4,802,770     $   1,540,881
                                                                                ==============    ==============

                  The accompanying notes are an integral part of these financial statements.

                                                      4

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                  For the Three
                                                                   Months Ended
                                                                  March 31, 2000
                                                                  --------------
                                                                   (unaudited)

SALES                                                             $     104,950

COST OF SALES                                                             2,141
                                                                  --------------

      Gross Profit                                                      102,809
                                                                  --------------

EXPENSES

      General and Administration                                        889,845
      Amortization                                                       38,806
      Depreciation                                                        4,687
                                                                  --------------

      Total Expenses                                                    933,338
                                                                  --------------

           Net Loss                                                    (830,529)

Preferred Stock Dividends                                              (254,914)
                                                                  --------------

           Net Loss Available to Common Shareholders              $  (1,085,443)
                                                                  ==============

Basic and Diluted Loss Per Common Share                           $       (0.04)
                                                                  ==============

Weighted-Average Shares Outstanding                                  22,751,914
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                  For the Three
                                                                   Months Ended
                                                                  March 31, 2000
                                                                  --------------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                          $    (830,529)

Adjustments to reconcile net loss
to net cash used in operating activities

       Amortization                                                      38,806
       Depreciation                                                       4,688
       Issuance of Common Stock for Expenses                            252,000
       Changes in Inventory                                                (740)
       Changes in Accounts Receivable                                   (91,450)
       Changes in Prepaid Expenses & Deposits                               (12)
       Changes in Accounts Payable                                       13,423
                                                                  --------------

             Net Cash used in Operating Activities                     (613,814)
                                                                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of Equipment                                            (37,560)
       Purchase of Patents                                             (125,000)
                                                                  --------------

             Net Cash used in Investing Activities                     (162,560)
                                                                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from Notes Payable                                      213,300
       Payments on Notes Payable                                        (35,875)
       Proceeds from Issuance of Preferred Stock                      3,649,570
                                                                  --------------

             Net Cash Provided by Financing Activities                3,826,995
                                                                  --------------

Net Increase in Cash                                                  3,050,621

Cash at Beginning of Period                                              12,314
                                                                  --------------

Cash at End of Period                                             $   3,062,935
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On June 8, 1999 the Company acquired all of the outstanding stock of RGB Technology Group Inc. through a stock for stock exchange in which the stockholder (Kimrose Holdings) of RGB Technology Group Inc. received 6,000,000, after stock split, common shares of the Company in exchange for all of the stock of RGB Technology Group Inc. RGB Technology Group, Inc. was organized in the state of Delaware on April 28, 1999 for the purpose of marketing ColorMax Lenses and ColorMax Color Test software. After the completion of the transaction the outstanding stock of the Company was 6,664,082 common shares of which 6,000,000 was owned by Kimrose Holdings.

The only asset held by RGB Technology Group, Inc. on June 8, 1999 consisted of the exclusive marketing rights for the above technology, for use in the United States, Australia, and New Zealand, which was recorded on the books of RGB with no value.

For reporting purposes, the acquisition is treated as an acquisition of the Company by RGB Technology Group, Inc., the acquirer, (a reverse acquisition) and a recapitalization of RGB Technology Group, Inc. The historical financial statements prior to June 8, 1999 are those of RGB Technology Group, Inc. No goodwill was recognized from the consolidation. All material intercompany accounts and transactions have been eliminated.

The Company has not had any operations in the prior comparable periods, therefore, no such comparable periods are presented.

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts of Colormax Technologies, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Net Loss Per Share
---------------------------------------------

The Company utilizes SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share are the same.


2.  MARKETING RIGHTS

The Company acquired marketing rights, from outside parties, for use in the countries of the United Kingdom, Canada, and Japan by the issuance of common stock in previous periods. These rights were recorded on the books of the Company at their fair market value. The rights will continue for ten years with rights of renewal. As such, the Company is amortizing these rights over the remaining life of the agreements. Unamortized amounts related to the marketing rights totaled $1,337,863 as of March 31, 2000. The Company recognized $34,900 in amortization expense related to these agreements in the six months ended March 31, 2000.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


3. PATENTS

During March 2000 the Company purchased two patents and trademarks relating to soft contact lenses in the United States and in Canada for $125,000. The patents are being amortized over eight years which is the remaining life left before the patents expire.


4. NOTES PAYABLE - RELATED PARTIES

The Company has received loans from related parties amounting to $356,725 with various due dates after one year with interest at 8%.


5. PREFERRED STOCK

On March 6, 2000 the Company completed a private placement and sale of 40,000 shares of 7% convertible preferred capital stock for cash of $3,654,970 net of offering costs of $345,030 and included 76,471 warrants convertible to common stock, 20,000 of the warrants issued was additional offering costs

The terms of the preferred stock includes semi-annual dividend payments in cash and conversion rights of one share of preferred for one share of common, not to exceed 50% of holding by each shareholder during any 30 day period upon an effective registration date with the SEC, with a conversion rate of the lower of $12.75, or 85% of the low three-day average closing bid price of the Company's common stock for the 20 consecutive trading days prior to the trading day on which conversion notice is sent, however, the Company cannot issue more than 20% of common shares outstanding without shareholder approval. If shareholder approval cannot be obtained then the Company will be obligated to purchase the preferred shares at 120% of the original purchase price plus accrued dividends.

In accordance with generally accepted accounting principles, the Company is required to recognize the benefit received by preferred shareholders on the preferred stock conversion feature as a return to those shareholders over the vesting period of the conversion feature. The return to preferred shareholders is calculated as the difference between the most beneficial conversion rate available and the trading price of the company's common stock at the time of issuance, multiplied by the number of shares the preferred would be convertible into. Related to the preferred stock's conversion feature, the company recognized dividends in the amount of $254,914 in the first quarter And $917,689 and $50,983 in the subsequent two quarters, respectively. These preferred dividends are reflected as a reduction in the net loss available to common shareholders on the accompanying statement of operations.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following contains some "forward looking statements" which are based upon our plans, goals, and objectives. Such statements are subject to various risks and uncertainties. Numerous factors exist within the business world which may prevent the successful attainment of such plans, goals, and objectives. Consequently, the reader should consider that such risks, uncertainties, and unknown factors may cause actual results to vary materially from those stated goals outlined below. Among the factors that may cause our actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in our Form SB-2 registration statement filed on April 20, 2000. You should also consult the risk factors listed from time to time on our reports and amendments.

OVERVIEW

We distribute and develop products to help improve color vision discrimination for people who suffer from genetic colorblindness. Our principal product, ColorMax Color Vision Enhancement Lenses, is designed as a corrective aid for red and green colorblindness. The Food and Drug Administration ("FDA") has approved ColorMax Color Vision Enhancement Lenses as a safe and effective optical aid for the treatment of colorblindness.

PLAN OF OPERATION

We are the first to receive FDA clearance for an optical aid for genetic colorblindness. As the "first mover" in this emerging market, our plan for the following 12 months includes aggressive expansion of our marketing operations and the increase in our manufacturing capabilities.

Our marketing plan includes key objectives regarding two of our most important targets: (1) licensed eye care professionals, including optometrists and ophthalmologists, and (2) colorblind patients.

Eye care professionals act as distributors for our products and are the primary point of contact with the end user. Our goal is to establish an extensive distributorship base of authorized ColorMax Providers in all major U.S. markets, as well as key international markets. We intend on employing aggressive marketing strategies which will connect with and educate doctors on this new product. Our marketing program includes interfacing with doctors at optometric trade shows, the development of continuing education programs, direct sales and demonstrations, and advertising and promotion in the optometric trade journals. We have developed practice support materials and programs to assist doctors in maximizing ColorMax sales at their practice. We will continue our efforts to build our marketing and practice support divisions over the course of the year.

Our objective is to raise consumer awareness and establish brand name recognition to the approximately 12 million people in the United States alone and 250 million people worldwide who suffer from colorblindness. Colorblindness is a genetic condition which affects 8% or men and 0.5% of women, or 1 in every twelve men and 1 in every 250 women. Our authorized ColorMax Providers will market directly to their patients the ColorMax line of products. We also market to the consumer through a variety of methods including the internet, direct mail and consumer advertising. We plan on initiating a major consumer advertising campaign after the establishment of the basic distributorship network.

Our research and development is directed toward new procedures and products which may prove useful in the diagnosis and treatment of colorblindness. Currently, we are developing ColorMax Soft Contact Lenses and intend on seeking regulatory approval. We intend to distribute ColorMax Soft Contact Lenses through our authorized ColorMax Providers.

Our plan for growth requires the acquisition of additional machinery and equipment to increase manufacturing output to supply ColorMax products throughout the world. It will be also be necessary for us to recruit and hire beyond our current personnel levels to implements our plans for the year. We anticipate that our current cash and our anticipated cash flow from operations will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes our operations.

Sales totaled $104,950 for the period ended March 31, 2000. There is no comparative financial information since we did not start active sales or operations in the optical area until we received FDA approval at the end of 1999 and began sales and marketing beginning January 2000. Sales were primarily in ColorMax Doctor Test Kits and ColorMax Color Test Software. As stated in the Plan of Operations, our chief sales objective is the installation of our distributor base of authorized ColorMax Providers. All authorized ColorMax Providers must acquire a ColorMax Doctor Test Kit and Color Test Software in order to test and fit patients for ColorMax Lenses. Sales of ColorMax Lenses to patients will build once the larger installed doctor base is established. At the end of the period, there were approximately 50 authorized ColorMax Providers in the United States, Canada and Australia. Accounts Receivable totaled $93,450 for the period.

General and administrative expenses and research and development costs totaled $933,338 for the period. We acquired several patents relating to soft contact lenses for colorblindness including the U.S. and Canadian Patents and Trademarks to X-Chrom Soft Contact Lenses for approximately $125,000. The X-Chrom name and trademark is well known in the optical business.

We had a net loss of $830,529 for the period or $0.04 per share fully diluted. The operational loss is due to the ramp up of our distributorship base and limited production capacity. We believe that the increase in production capacity completed at the end of the period will help us to deliver all of our orders and keep up with demand in future periods.

In accordance with generally accepted accounting principles, we are required to recognize the benefit received by preferred shareholders on the preferred stock conversion feature as a return to those shareholders over the vesting period of the conversion feature. The return to preferred shareholders is calculated as the difference between the most beneficial conversion rate available and the trading price of our common stock at the time of issuance, multiplied by the number of shares the preferred would be convertible into. Related to the preferred stock's conversion feature, we recognized dividends in the amount of $254,914 in the first quarter and will recognize $917,689 and $50,983 in the subsequent two quarters, respectively. These preferred dividends are reflected as an increase in the net loss available to common shareholders on the accompanying condensed consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $3,050,621 in the first three months of 2000 largely due to the sale of preferred stock and warrants in March. We filed a registration statement in connection with the offering and the Securities and Exchange Commission declared the registration statement effective on May 1, 2000. We anticipate that our current cash and our anticipated cash flow from operations will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

                           PART II - OTHER INFORMATION


                         ITEM 1 - CHANGES IN SECURITIES

                              ITEM 1A - STOCK SPLIT

On January 7, 2000, we split our outstanding common stock on a two for one basis, increasing common shares outstanding from 11,375,957 to 22,751,914.

                 ITEM 1B - PRIVATE PLACEMENT OF PREFERRED STOCK

On March 6, 2000, we completed a private placement and sale of 40,000 shares of 7% convertible preferred capital stock for cash of $3,654,970 net of offering costs of $345,030 and included 76,471 warrants convertible to common stock, 20,000 of the warrants issued was additional offering costs

The terms of the preferred stock includes semi-annual dividend payments in cash and conversion rights of one share of preferred for one share of common, not to exceed 50% of holding by each shareholder during any 30 day period upon an effective registration date with the SEC, with a conversion rate of the lower of $12.75, or 85% of the low three-day average closing bid price of our common stock for the 20 consecutive trading days prior to the trading day on which conversion notice is sent, however, we cannot issue more than 20% of common shares outstanding without shareholder approval. If shareholder approval cannot be obtained then we will be obligated to purchase the preferred shares at 120% of the original purchase price plus accrued dividends.

In accordance with generally accepted accounting principles, we are required to recognize the benefit received by preferred shareholders on the preferred stock conversion feature as a return to those shareholders over the vesting period of the conversion feature. The return to preferred shareholders is calculated as the difference between the most beneficial conversion rate available and the trading price of our common stock at the time of issuance, multiplied by the number of shares the preferred would be convertible into. Related to the preferred stock's conversion feature, we recognized dividends in the amount of $254,914 in the first quarter and will recognize $917,689 and $50,983 in the subsequent two quarters, respectively. These preferred dividends are reflected as a reduction in the net loss available to common shareholders on the accompanying condensed consolidated statement of operations.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                                    COLORMAX  TECHNOLOGIES, INC.
                                                    [Registrant]




Dated:
August 5, 2000
                                              By /s/ Richard R. Milewski
                                                 -------------------------------
                                                 Richard R. Milewski
                                                 Chief Financial Officer
                                       11