Form 10QSB
period 2000-06-30
COLORMAX TECHNOLOGIES INC
filed 2000-08-14
CIK 108473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB




(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I.

       ITEM 1.      Financial Statements ....................................3

                    Condensed Consolidated Balance Sheets
                      December 31, 1999 and June 30, 2000 (unaudited)........4

                    Condensed Consolidated Statements of Operations
                      For the six months ended June 30, 2000 (unaudited)
                      and for the three months ended June 30, 2000
                      (unaudited)................................. ..........5
                    Condensed Consolidated Statements of Cash Flows
                      For the six months ended June 30, 2000 (unaudited).....6

                    Notes to Condensed Consolidated Financial Statements.....7

       ITEM 2.      Management's Discussion and Analysis.....................9


PART 2

       ITEM 1.      Changes in Securities ..................................11

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying condensed consolidated balance sheets of ColorMax Technologies, Inc. and subsidiary at June 30, 2000 (unaudited), and December 31, 1999, the condensed consolidated statements of operations for the six months ended June 30, 2000 (unaudited) and the three months ended June 30, 2000 (unaudited), and the condensed consolidated statement cash flows for the six months ended June 30, 2000 (unaudited), have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                             COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------

                                               ASSETS
                                                                                   June 30,       December 31,
                                                                                     2000             1999
                                                                                --------------   --------------
                                                                                 (unaudited)
Current Assets
      Cash                                                                      $   1,857,145    $      12,299
      Accounts Receivable                                                             634,299            2,000
      Inventory                                                                        21,744            6,601
      Prepaid Expense                                                                  64,983           20,102
                                                                                --------------   --------------

             Total Current Assets                                                   2,578,171           41,003

      Property and Equipment, net                                                     475,791          113,612

      Other Assets
             Patents and Marketing Rights, net                                      1,425,788        1,372,733
             Deposits                                                                  23,626           13,519

                                                                                --------------   --------------
                           Total Assets                                         $   4,503,377    $   1,540,866
                                                                                ==============   ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


      Current Liabilities
             Notes Payable Current Portion - Related Parties                    $     124,576    $     179,300
             Accounts Payable and Accrued Liabilities                                 115,387          246,503
                                                                                --------------   --------------

             Total Current Liabilities                                                239,963          425,803
                                                                                --------------   --------------

             Notes Payable - Related Parties                                           69,180                -
                                                                                --------------   --------------

                           Total Liabilities                                          309,143          425,803
                                                                                --------------   --------------

      Stockholders' Equity
             Series A preferred stock, $0.10 par value
                1,000,000 shares authorized                                                 -                -
                0 (unaudited) shares issued and outstanding
             Series B preferred stock, $0.001 par value
                50,000,000 shares authorized                                               33                -
                33,000 (unaudited) shares issued and outstanding
             Series C preferred stock, $0.001 par value
                50,000,000 shares authorized                                                -                -
                0 (unaudited) shares issued and outstanding
             Common Stock, $0.001 par value                                            22,983           22,752
                100,000,000 shared authorized
                22,982,415 (unaudited) shares issued and outstanding
             Additional paid-in capital                                             8,158,391        3,079,082
             Accumulated deficit during development stage                          (3,987,173)      (1,986,772)

                                                                                --------------   --------------
      Total Stockholders' Equity                                                    4,194,234        1,115,063
                                                                                --------------   --------------
                           Total Liabilities and Stockholders' Equity           $   4,503,377    $   1,540,866
                                                                                ==============   ==============

             The accompanying notes are an integral part of these financial statements.

                           COLORMAX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
              AND THE THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                                  For the Six     For the Three
                                                  Months Ended     Months Ended
                                                 June 30, 2000    June 30, 2000
                                                 --------------   --------------
                                                   (unaudited)     (unaudited)

SALES                                            $     662,209    $     557,259

COST OF SALES                                           68,024           65,883
                                                 --------------   --------------

   Gross Profit                                        594,185          491,376
                                                 --------------   --------------

EXPENSES

   General and Administrative                        1,380,080          490,233
   Amortization                                         71,945           33,139
   Depreciation                                         10,770            6,085
                                                 --------------   --------------

   Total Expenses                                    1,462,795          529,457
                                                 --------------   --------------
Net Loss before Other Income                          (868,610)         (38,081)

Other Income, net                                       40,812           40,812
                                                 --------------   --------------

   Net Income (Loss)                                  (827,798)           2,731

Preferred Dividends                                  1,172,603          917,689
                                                 --------------   --------------

   Net Loss Available to Common Shareholders     $  (2,000,401)   $    (914,958)
                                                 ==============   ==============

Basic and Diluted Loss Per Common Share          $       (0.09)   $       (0.04)
                                                 ==============   ==============

Weighted-Average Shares Outstanding                 22,867,165       22,940,115
                                                 ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                   For the Six
                                                                   Months Ended
                                                                  June 30, 2000
                                                                  --------------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                          $    (827,798)

Adjustments to reconcile net loss
to net cash used in operating activities

        Amortization                                                     71,945
        Depreciation                                                     10,770
        Issuance of Common Stock for Expenses                           252,000
        Changes in Inventory                                            (15,143)
        Changes in Accounts Receivable                                 (632,299)
        Changes in Prepaid Expenses & Deposits                          (54,988)
        Changes in Accounts Payable                                    (131,116)
                                                                  --------------

              Net Cash used in Operating Activities                  (1,326,629)
                                                                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of Equipment                                     $    (372,951)
        Purchase of Patents                                            (125,000)
                                                                  --------------

              Net Cash used in Investing Activities                    (497,951)
                                                                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from Notes Payable                               $     382,000
        Payments on Notes Payable                                      (367,544)
        Proceeds from Issuance of Preferred Stock                     3,654,970
                                                                  --------------

              Net Cash Provided By Financing Activities           $   3,669,426
                                                                  --------------

Net Increase in Cash                                                  1,844,846

Cash at Beginning of Period                                              12,299
                                                                  --------------

Cash at End of Period                                             $   1,857,145
                                                                  ==============


   The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On June 8, 1999 Colormax Technologies, Inc. and subsidiary, ( collectively, the "Company") acquired all of the outstanding stock of RGB Technology Group Inc. through a stock for stock exchange in which the stockholder (Kimrose Holdings) of RGB Technology Group Inc. received 6,000,000 (after stock split) common shares of the Company in exchange for all of the stock of RGB Technology Group Inc. RGB Technology Group, Inc. was organized in the state of Delaware on April 28, 1999 for the purpose of marketing ColorMax Lenses and ColorMax Color Test software. After the completion of the transaction the outstanding stock of the Company was 6,664,082 common shares of which 6,000,000 was owned by Kimrose Holdings.

The only asset held by RGB Technology Group, Inc. on June 8, 1999 consisted of the exclusive marketing rights for the above technology, for use in the United States, Australia, and New Zealand, which was recorded on the books of RGB with no value.

For reporting purposes, the acquisition was treated as an acquisition of the Company by RGB Technology Group, Inc., the acquirer, (a reverse acquisition) and a recapitalization of RGB Technology Group, Inc. The historical financial statements prior to June 8, 1999 are those of RGB Technology Group, Inc. No goodwill was recognized from the consolidation. All material intercompany accounts and transactions have been eliminated.

The Company has not had any operations in the prior comparable periods, therefore, no such comparable periods are presented.

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts of Colormax Technologies, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Basic and Diluted Net Loss Per Share
------------------------------------

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


2.  MARKETING RIGHTS

The Company acquired marketing rights, from outside parties, for use in the countries of the United Kingdom, Canada, and Japan by the issuance of common stock in previous periods. These rights were recorded on the books of the Company at their fair market value. The rights will continue for ten years with rights of renewal. As such, the Company is amortizing these rights over the remaining life of the agreements. Unamortized amounts related to the marketing rights totaled $1,302,933 as of June 30, 2000. The Company recognized $69,800 in amortization expense related to these agreements in the six months ended June 30, 2000.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

3. PATENTS

During March 2000 the Company purchased two patents and trademarks relating to soft contact lenses in the United States and in Canada for $125,000. The patents are being amortized over eight years which is the remaining life left before the patents expire.


4. NOTES PAYABLE - RELATED PARTIES

The Company has received loans from related parties amounting to $193,756 with various due dates after one year with interest at 8%.

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

In accordance with generally accepted accounting principles, the Company is required to recognize the benefit received by preferred shareholders on the preferred stock conversion feature as a return to those shareholders over the vesting period of the conversion feature. The return to preferred shareholders is calculated as the difference between the most beneficial conversion rate available and the trading price of the company's common stock at the time of issuance, multiplied by the number of shares the preferred would be convertible into. Related to the preferred stock's conversion feature, the company recognized dividends in the amount of $254,914 in the first quarter And $917,689 and $50,983 in the subsequent two quarters, respectively. These preferred dividends are reflected as an increase in the net loss available to common shareholders on the accompanying statement of operations.

6. CONTINGENCIES

The Company is currently disputing the issuance of 66,668 shares of common stock to a former officer for services. As such, these shares have not been reflected in the accompanying balance sheet.

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

Our research and development is directed toward new procedures and products which may prove useful in the diagnosis and treatment of colorblindness. Currently, we are developing ColorMax Soft Contact Lenses and intends on seeking regulatory approval. We intend to distribute ColorMax Soft Contact Lenses through our authorized ColorMax Providers.

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

Revenue totaled $662,209 for the six month period ended June 30, 2000. There is no comparative financial information since we had not started active sales or operations in the optical area until we received FDA approval at the end of 1999 and then began sales and marketing beginning in January 2000. The increase in sales during the three months ended June 30, 2000 in comparison to revenue during the three months ended March 31, 2000 came about as we established a base of practitioners who prescribe ColorMax lenses. Sales were centered in ColorMax Doctor Test Kits and ColorMax Color Test Software. As stated in the Plan of Operations, our chief sales objective is the installation of our distributor base of authorized ColorMax Providers. All authorized ColorMax Providers must acquire a ColorMax Doctor Test Kit and Color Test Software in order to test and fit patients for ColorMax Lenses. Sales of ColorMax Lenses to patients will build once the larger installed doctor base is established. At the end of the period, there were approximately 205 authorized ColorMax Providers in the United States, Canada and Australia. Accounts Receivable totaled $634,299 for the period.

General and administrative expenses and research and development costs totaled $1,380,080 for the six months ended June 30, 2000. During the first quarter, we acquired several patents relating to soft contact lenses for colorblindness including the U.S. and Canadian Patents and Trademarks to X-Chrom Soft Contact Lenses for approximately $125,000. The X-Chrom name and trademark is well known in the optical business.

After incurring a loss of $830,529 during the first quarter of 2000, we recorded an operating income of $2,731 during the second quarter. The year to date operational loss is due to expenditures necessary to begin operations, establish a base of practitioners who will serve to distribute ColorMax corrective lenses and other products as they are introduced. We also expended funds to increase and monitor our laboratory facility and to disseminate information about our services and product line.

Increasing production quality and capacity was emphasized during the second quarter. We believe that the increase in production capacity completed at the end of the period will help the Company to deliver all of its orders and keep up with demand in future periods.

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

                 ITEM 1B - PRIVATE PLACEMENT OF PREFERRED STOCK

On March 6, 2000 we completed a private placement and sale of 40,000 shares of 7% convertible preferred capital stock for cash of $3,654,970 net of offering costs of $345,030 and included 76,471 warrants convertible to common stock, 20,000 of the warrants issued was additional offering costs

The terms of the preferred stock includes semi-annual dividend payments in cash and conversion rights of one share of preferred for one share of common, not to exceed 50% of holding by each shareholder during any 30 day period upon an effective registration date with the SEC, with a conversion rate of the lower of $12.75, or 85% of the low three-day average closing bid price of our common stock for the 20 consecutive trading days prior to the trading day on which conversion notice is sent, however, we cannot issue more than 20% of common shares outstanding without shareholder approval. If shareholder approval cannot be obtained then we will be obligated to purchase the preferred shares at 120% of the original purchase price plus accrued dividends.

                                SUBSEQUENT EVENTS

On July 14, 2000, we issued 32,674 shares of common stock in accordance with the terms of our private placement agreement.

On August 2, 2000, the Board approved the repurchase of up to 200,000 shares of its common stock.





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