Form 10QSB/A
period 2000-03-31
COLORMAX TECHNOLOGIES INC
filed 2000-12-13
CIK 108473

REVISED DECEMBER 1, 2000

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
                           COLORMAX TECHNOLOGIES, INC.
                           ---------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                               75-1329265
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      14251 Chambers Road Tustin, CA      92780
                      -------------------------------     -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class                                 Outstanding as of December 12, 2000
--------------------                         -----------------------------------
Common Stock, $0.001                                      23,436,101

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

    ITEM 1.  Financial Statements (unaudited)..............................  3

        Condensed Consolidated Balance Sheets..............................  4
           December 31, 1999 and March 31, 2000 (unaudited)

        Condensed Consolidated Statements of Operations
           For the three months ended March 31, 2000 (unaudited)...........  5

        Condensed Consolidated Statement of Cash Flows
            For the three months ended March 31, 2000 (unaudited)..........  6

        Notes to Condensed Consolidated Financial Statements...............  7

    ITEM 2.  Management's Discussion and Analysis..........................  9


PART 2

    ITEM 1.  Changes in Securities ........................................  11

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying condensed restated consolidated balance sheets of ColorMax Technologies, Inc. and subsidiary at March 31, 2000 (unaudited) and December 31, 1999, the condensed restated consolidated statement of operations for the three months ended March 31, 2000 (unaudited), and the condensed restated consolidated statement of cash flows for the three months ended March 31, 2000 (unaudited), have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1999 AND MARCH 31, 2000 (UNAUDITED)

                                     ASSETS
                                                                        March 31,     December 31,
                                                                          2000           1999
                                                                       -----------    -----------
                                                                       (unaudited)
                                                                       (restated)      (restated)
Current Assets
      Cash                                                              3,062,935         12,299
      Accounts Receivable                                                  15,950          2,000
      Inventory                                                             7,341          6,601
      Prepaid Expense                                                     127,630        194,130
                                                                       -----------    -----------

             Total Current Assets                                       3,213,856        215,030
                                                                       -----------    -----------

Property and Equipment, net                                               146,484        113,610

Other Assets
      Patents and Distribution Rights, net                                215,833         93,333
      Deposits                                                             15,990         21,491
                                                                       -----------    -----------
                        Total Assets                                    3,592,163        443,464
                                                                       ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable                                                    126,563        108,799
      Accrued Liabilities                                                  61,965        139,438
      Current Portion of Notes Payable - Related Parties                  147,000              -
      Deferred Revenue                                                          -         14,482
                                                                       -----------    -----------

             Total Current Liabilities                                    335,528        262,719

      Payable to Related Party                                            100,000        100,000
      Notes Payable - Related Parties, net of current portion             284,300        179,300
                                                                       -----------    -----------

                   Total Liabilities                                      719,828        542,019
                                                                       -----------    -----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
      Series A preferred stock, $0.10 par value
             1,000,000 shares authorized
             0 (unaudited) and 0 shares issued and outstanding                  -              -
      Series B preferred stock, $0.001 par value
             50,000,000 shares authorized
             40,000 (unaudited) and 0 shares issued and outstanding            40              -
      Series C preferred stock, $0.001 par value
             50,000,000 shares authorized
             0 (unaudited) and 0 shares issued and outstanding                  -              -
      Common Stock, $0.001 par value
             100,000,000 shared authorized
             22,835,914 (unaudited) and 22,751,914 shares
             issued and outstanding                                        22,836         22,752
      Additional paid-in capital                                        4,571,569        716,723
      Accumulated deficit                                              (1,722,110)      (838,030)
                                                                       -----------    -----------

                   Total Stockholders' Equity(Deficit)                  2,872,335        (98,555)

                                                                       -----------    -----------
                        Total Liabilities and Stockholders' Equity      3,592,163        443,464
                                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                                                                                 For the Three
                                                                                 Months Ended
                                                                                 March 31,2000
                                                                                 -------------
                                                                                  (unaudited)
                                                                                   (restated)
SALES                                                                            $     27,450

COST OF SALES                                                                           2,141
                                                                                 -------------

        Gross Profit                                                                   25,309
                                                                                 -------------

EXPENSES

        General and Administration                                                    902,200
        Amortization                                                                    2,500
        Depreciation                                                                    4,689
                                                                                 -------------

        Total Expenses                                                                909,389
                                                                                 -------------

                 Net Loss                                                            (884,080)

Preferred Stock Dividends                                                            (152,948)
                                                                                 -------------

                 Net Loss Available to Common Shareholders                       $ (1,037,028)
                                                                                 =============


Basic and Diluted Loss Per Common Share                                          $      (0.05)
                                                                                 =============

Weighted-Average Shares Outstanding                                                22,812,837
                                                                                 =============



   The accompanying notes are an integral part of these financial statements


                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                                                                    For the Three
                                                                    Months Ended
                                                                   March 31, 2000
                                                                    ------------
                                                                     (unaudited)
                                                                      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                            $  (884,080)

Adjustments to reconcile net loss
to net cash used in operating activities

       Amortization                                                       2,500
       Depreciation                                                       4,689
       Issuance of Common Stock as Compensation Expense                 200,000
       Changes in Accounts Receivable                                    13,950
       Changes in Inventory                                                (740)
       Changes in Prepaid Expenses and Deposits                          72,001
       Changes in Accounts Payable                                       17,764
       Changes in Accrued Liabilities                                   (77,473)
       Changes in Deferred Revenue                                      (14,482)
                                                                    ------------

            Net Cash used in Operating Activities                      (693,771)
                                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of Equipment                                            (37,563)
       Purchase of Patents and Distribution Rights                     (125,000)
                                                                    ------------

            Net Cash used in Investing Activities                      (162,563)
                                                                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from Notes Payable                                      287,875
       Payments on Notes Payable                                        (35,875)
       Proceeds from Issuance of Preferred Stock                      3,654,970
                                                                    ------------

            Net Cash Provided by Financing Activities                 3,906,970
                                                                    ------------

Net Increase in Cash                                                  3,050,636

Cash at Beginning of Period                                              12,299
                                                                    ------------

Cash at End of Period                                               $ 3,062,935
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On June 8, 1999 ColorMax Technologies, Inc. and subsidiary, (collectively, the "Company") acquired all of the outstanding stock of RGB Technology Group Inc. through a stock for stock exchange in which the sole stockholder (Kimrose Holdings) of RGB Technology Group Inc. received 6,000,000, after stock split, common shares of the Company in exchange for all of the stock of RGB Technology Group Inc. RGB Technology Group, Inc. was organized in the state of Delaware on April 28, 1999 for the purpose of marketing ColorMax Lenses and ColorMax Color Test software. After the completion of the transaction the outstanding stock of the Company was 6,664,082 common shares of which 6,000,000 was owned by Kimrose Holdings.

The only asset held by RGB Technology Group, Inc. on June 8, 1999 consisted of the exclusive marketing rights for the above technology, for use in the United States, Australia, and New Zealand, which was recorded on the books of RGB with no value.

In connection with the acquisition, the Company acquired the distribution rights to ColorMax Products in the United Kingdom, Canada, and Japan from three related parties in exchange for 4,000,000, 4,000,000, and 6,000,000 shares respectively, of the Company's common stock. These shares have been recorded as issued in conjunction with the acquisition of RGB.

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

RESTATEMENTS
------------

Revenue Recognition
-------------------

The Company has restated its revenues for the fiscal quarter ended March 31, 2000 from $104,950 to $27,450 to reflect a change of the Company's reporting of certain sales revenue, reclassifying certain sales of products with the right of return as deferred revenue until such time as the right of return expires.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


Marketing Rights
----------------

The Company has restated its financial statements to reflect properly the acquisition of marketing rights acquired in connection with the acquisition on June 8, 1999 of all of the outstanding stock of RGB Technology Group, Inc. The rights acquired were for the United Kingdom, Canada, and Japan for the marketing of its ColorMax lenses and ColorMax Color Test software, and were previously sold by Kimrose Holdings Limited, a significant stockholder in the Company, to the various parties. The marketing rights have been restated to reflect the original amounts paid to Kimrose Holdings Limited before their acquisition by the Company, and to include the shares issued for these rights in the accounting for the original re-capitalization and acquisition of RGB. The previously reported un-amortized amounts related to the marketing rights totaled $1,337,863 as of March 31, 2000, which have been restated to $0 on the accompanying financial statements.

2. PATENTS

During March 2000 the Company purchased two patents and trademarks relating to soft contact lenses in the United States and in Canada for $125,000. The patents are being amortized over eight years which is the remaining life left before the patents expire.

3. NOTES PAYABLE - RELATED PARTIES

The Company has received loans from related parties amounting to $431,300 with various due dates after one year with interest at 8%.

4. MARKETING RIGHTS

The Company acquired the distribution rights to Colormax products in the United Kingdom, Canada, and Japan from Harvest Capital Management, Inc., Nano Material Science, Inc., and GemGroup, Inc., respectively, in exchange for 4,000,000, 4,000,000, and 6,000,000 shares of the Company's common stock. These shares have been recorded as issued in conjunction with the acquisition of RGB.

5. DISTRIBUTION RIGHTS AND PAYABLE TO RELATED PARTY

On May 1, 1999, the Company entered into a 10-year Distributorship Agreement with Kimrose, which gave the Company the right to distribute ColorMax products on an exclusive basis in the United States, Australia, and New Zealand. The agreement calls for a payment of $100,000 for the purchase of the rights. As of March 31, 2000, the Company recorded distribution rights totaling $90,833, net of accumulated amortization of $9,167 and a payable to a related party of $100,000.

6. PREFERRED STOCK

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

In accordance with generally accepted accounting principles, the Company is required to recognize the benefit received by preferred shareholders on the preferred stock conversion feature as a return to those shareholders over the vesting period of the conversion feature. The return to preferred shareholders is calculated as the difference between the most beneficial conversion rate available and the trading price of the company's common stock at the time of issuance, multiplied by the number of shares the preferred would be convertible into. Related to the preferred stock's conversion feature, the Company recognized dividends in the amount of $152,948 as of March 31, 2000 and $917,689 and $50,983 in the subsequent two quarters, respectively. These preferred dividends are reflected as a reduction in the net loss available to common shareholders on the accompanying statement of operations.

7. CONTINGENCIES

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

Our objective is to raise consumer awareness and establish brand name recognition to the approximately 12 million people in the United States alone and 250 million people worldwide who suffer from colorblindness. Colorblindness is a genetic condition which affects 8% of men and 0.5% of women, or 1 in every twelve men and 1 in every 250 women. Our authorized ColorMax Providers will market directly to their patients the ColorMax line of products. We also market to the consumer through a variety of methods including the internet, direct mail and consumer advertising. We plan on initiating a major consumer advertising campaign after the establishment of the basic distributorship network.

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

Sales totaled $27,450 for the three months ended March 31, 2000. There is no comparative financial information since we had not started active sales or operations in the optical area until we received FDA approval at the end of 1999 and then began sales and marketing beginning in January 2000. Sales were primarily in ColorMax Doctor Test Kits and ColorMax Color Test Software. As stated in the Plan of Operations, our chief sales objective is the installation of our distributor base of authorized ColorMax Providers. All authorized ColorMax Providers must acquire a ColorMax Doctor Test Kit and Color Test Software in order to test and fit patients for ColorMax Lenses. Sales of ColorMax Lenses to patients will build once the larger installed doctor base is established. At the end of the period, there were approximately 50 authorized ColorMax Providers in the United States, Canada and Australia. Net accounts receivable totaled $15,950 as of March 31, 2000.

General and administrative expenses and research and development costs totaled $902,200 for the three months ended March 31, 2000. We acquired several patents relating to soft contact lenses for colorblindness including the U.S. and Canadian Patents and Trademarks to X-Chrom Soft Contact Lenses for approximately $125,000. The X-Chrom name and trademark is well known in the optical business.

We had a net loss of $884,080 for the three months ended March, 31 2000 or $0.05 per share fully diluted. The operational loss is due to the ramp up of our distributorship base and limited production capacity. We believe that the increase in production capacity completed at the end of the period will help us to deliver all of our orders and keep up with demand in future periods.

RESTATEMENTS
------------

Revenue Recognition
-------------------

The Company has restated its revenues for the fiscal quarter ended March 31, 2000 from $104,950 to $27,450 to reflect a change of the Company's reporting of certain sales revenue, reclassifying certain sales of products with the right of return as deferred revenue until such time as the right of return expires.

Marketing Rights
----------------

The Company has restated its financial statements to reflect properly the acquisition of marketing rights acquired in connection with the acquisition on June 8, 1999 of all of the outstanding stock of RGB Technology Group, Inc. The rights acquired were for the United Kingdom, Canada, and Japan for the marketing of its ColorMax lenses and ColorMax Color Test software, and were previously sold by Kimrose Holdings Limited, a significant stockholder in the Company, to the various parties. The marketing rights have been restated to reflect the original amounts paid to Kimrose Holdings Limited before their acquisition by the Company, and to include the shares issued for these rights in the accounting for the original re-capitalization and acquisition of RGB. The previously reported un-amortized amounts related to the marketing rights totaled $1,337,863 as of March 31, 2000, which have been restated to $0 on the accompanying financial statements.

In accordance with generally accepted accounting principles, we are required to recognize the benefit received by preferred shareholders on the preferred stock conversion feature as a return to those shareholders over the vesting period of the conversion feature. The return to preferred shareholders is calculated as the difference between the most beneficial conversion rate available and the trading price of our common stock at the time of issuance, multiplied by the number of shares the preferred would be convertible into. Related to the preferred stock's conversion feature, we recognized dividends in the amount of $152,948 in the first quarter and will recognize $917,689 and $50,983 in the subsequent two quarters, respectively. These preferred dividends are reflected as an increase in the net loss available to common shareholders on the accompanying condensed consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $3,050,636 in the first three months of 2000 largely due to the sale of preferred stock and warrants in March. We filed a registration statement in connection with the offering and the Securities and Exchange Commission declared the registration statement effective on May 1, 2000 which was withdrawn. We anticipate that our current cash and our anticipated cash flow from operations will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

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

In accordance with generally accepted accounting principles, we are required to recognize the benefit received by preferred shareholders on the preferred stock conversion feature as a return to those shareholders over the vesting period of the conversion feature. The return to preferred shareholders is calculated as the difference between the most beneficial conversion rate available and the trading price of our common stock at the time of issuance, multiplied by the number of shares the preferred would be convertible into. Related to the preferred stock's conversion feature, we recognized dividends in the amount of $152,948 in the first quarter and will recognize $917,689 and $50,983 in the subsequent two quarters, respectively. These preferred dividends are reflected as a reduction in the net loss available to common shareholders on the accompanying condensed consolidated statement of operations.

                                SUBSEQUENT EVENTS

On July 14, 2000, ColorMax issued 32,674 shares of common stock in accordance with the terms of its private placement agreement.

On August 2, 2000, the Board approved the repurchase of up to 200,000 shares of its common stock.

On August 24, 2000 ColorMax requested the Securities and Exchange Commission suspend the effectiveness of the company's SB-2 Registration Statement for the convertible preferred stock it sold in March 2000 until the statement can be amended, reviewed and again declared effective by the SEC. The statement was originally declared effective May 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.



                                           COLORMAX TECHNOLOGIES, INC.
                                           [Registrant]


Dated:
December 13, 2000
                                            By /s/ James Bailey
                                               -------------------------------
                                               James Bailey
                                               Chief Executive Officer


Dated:
December 13, 2000
                                            By /s/ Robert Pasquaye
                                               -------------------------------
                                               Robert Pasquaye
                                               Controller