Form 10QSB/A
period 2000-06-30
COLORMAX TECHNOLOGIES INC
filed 2000-12-13
CIK 108473

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

                   For the transition period from to ________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class                                 Outstanding as of December 12, 2000
       -----                                 -----------------------------------
Common Stock, $0.001                                      23,436,101

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

   ITEM 1.  Financial Statements (unaudited)..................................3

            Condensed Consolidated Balance Sheets
               December 31, 1999 and June 30, 2000 (unaudited)................4

            Condensed Consolidated Statements of Operations
              For the three and six months ended June 30, 2000
              (unaudited)......................................................5

            Condensed Consolidated Statement of Cash Flows
                For the six months ended June 30, 2000 (unaudited) ...........6

            Notes to Condensed Consolidated Financial Statements..............7

   ITEM 2.  Management's Discussion and Analysis..............................9


PART II

   ITEM 1.  Changes in Securities ...........................................11

                         PART I - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying condensed restated consolidated balance sheets of ColorMax Technologies, Inc. and subsidiary at June 30, 2000 (unaudited) and December 31, 1999, the condensed restated consolidated statements of operations for the six months ended June 30, 2000 (unaudited) and the three months ended June 30, 2000 (unaudited), and the condensed restated consolidated statement of cash flows for the six months ended June 30, 2000 (unaudited), have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                                  COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)

                                                    ASSETS
                                                                            June 30,         December 31,
                                                                              2000               1999
                                                                         ----------------   ----------------
                                                                           (unaudited)
                                                                           (restated)           (restated)
Current Assets
      Cash                                                               $     1,857,146    $        12,299
      Accounts Receivable                                                         80,599              2,000
      Inventory                                                                   81,414              6,601
      Prepaid Expense                                                            114,982            194,130
                                                                         ----------------   ----------------

             Total Current Assets                                              2,134,141            215,030

Property and Equipment, net                                                      475,791            113,610

Other Assets
      Patents and Distribution Rights, net                                       208,776             93,333
      Deposits                                                                    23,626             21,491
                                                                         ----------------   ----------------
                        Total Assets                                           2,842,334            443,464
                                                                         ================   ================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable                                                            94,005            108,799
      Accrued Liabilities                                                         41,174            139,438
      Current Portion of Notes Payable - Related Parties                          83,300                  -
      Current Portion of Note Payable                                             41,276                  -
      Deferred Revenue                                                            18,800             14,482
                                                                         ----------------   ----------------

             Total Current Liabilities                                           278,555            262,719

      Payable to Related Party                                                   100,000            100,000
      Notes Payable - Related Parties, net of current portion                          -            179,300
      Note Payable, net of current portion                                        69,180                  -
                                                                         ----------------   ----------------

                   Total Liabilities                                             447,735            542,019

Commitments and Contingencies

Stockholders' Equity (Deficit)
      Series A preferred stock, $0.10 par value
             1,000,000 shares authorized
             0 (unaudited) and 0 shares issued and outstanding                         -                  -
      Series B preferred stock, $0.001 par value
             50,000,000 shares authorized
             33,000 (unaudited) and 0 shares issued and outstanding                   33                  -
      Series C preferred stock, $0.001 par value
             50,000,000 shares authorized
             0 (unaudited) and 0 shares issued and outstanding                         -                  -
      Common Stock, $0.001 par value
             100,000,000 shared authorized
             22,982,415 (unaudited) and 22,751,914 shares
             issued and outstanding                                               22,983             22,752
      Additional paid-in capital                                               4,623,429            716,723
      Accumulated deficit                                                     (2,251,846)          (838,030)
                                                                         ----------------   ----------------

                   Total Stockholders' Equity (Deficit)                        2,394,599            (98,555)
                                                                         ----------------   ----------------
                        Total Liabilities and Stockholders' Equity       $     2,842,334    $       443,464
                                                                         ================   ================

                  The accompanying notes are an integral part of these financial statements.

                                                      4

                        COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


                                                            For the Three        For the Six
                                                            Months Ended        Months Ended
                                                            June 30,2000        June 30,2000
                                                          ---------------     ---------------
                                                            (unaudited)         (unaudited)
                                                            (restated)          (restated)
SALES                                                     $       62,259      $       89,709

COST OF SALES                                                      6,213               8,354
                                                          ---------------     ---------------

         Gross Profit                                             56,046              81,355
                                                          ---------------     ---------------

EXPENSES

         General and Administration                              613,455           1,515,655
         Amortization                                              7,057               9,557
         Depreciation                                              6,082              10,771
                                                          ---------------     ---------------

         Total Expenses                                          626,594           1,535,983

Other Income, net                                                 40,812              40,812
                                                          ---------------     ---------------

         Net Loss                                               (529,736)         (1,413,816)

Preferred Stock Dividends                                     (1,019,655)         (1,172,603)
                                                          ---------------     ---------------

         Net Loss Available to Common Shareholders        $   (1,549,391)     $   (2,586,419)
                                                          ===============     ===============


Basic and Diluted Loss Per Common Share                   $        (0.07)     $        (0.11)
                                                          ===============     ===============

Weighted-Average Shares Outstanding                           22,850,693          22,861,403
                                                          ===============     ===============


        The accompanying notes are an integral part of these financial statements.

                                            5

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)

                                                                   For the Six
                                                                  Months Ended
                                                                  June 30, 2000
                                                                ----------------
                                                                   (unaudited)
                                                                   (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                        $    (1,413,816)

Adjustments to reconcile net loss
to net cash used in operating activities

       Amortization                                                       9,557
       Depreciation                                                      10,771
       Issuance of Common Stock as Compensation Expense                 252,000
       Changes in Accounts Receivable                                   (78,599)
       Changes in Inventory                                             (74,813)
       Changes in Prepaid Expenses and Deposits                          77,013
       Changes in Accounts Payable                                      (14,794)
       Changes in Accrued Liabilities                                   (98,264)
       Changes in Deferred Revenue                                        4,318
                                                                ----------------

            Net Cash used in Operating Activities                    (1,326,627)
                                                                ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of Equipment                                           (372,951)
       Purchase of Patents and Distribution Rights                     (125,000)
                                                                ----------------

            Net Cash used in Investing Activities                      (497,951)
                                                                ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from Notes Payable                                      382,000
       Payments on Notes Payable                                       (367,545)
       Proceeds from Issuance of Preferred Stock                      3,654,970
                                                                ----------------

            Net Cash Provided by Financing Activities                 3,669,425
                                                                ----------------

Net Increase in Cash                                                  1,844,847

Cash at Beginning of Period                                              12,299
                                                                ----------------

Cash at End of Period                                           $     1,857,146
                                                                ================


   The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


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

In connection with the acquisition, the Company acquired the distribution rights to ColorMax products in the United Kingdom, Canada, and Japan from three related parties in exchange for 4,000,000, 4,000,000, and 6,000,000 shares, respectively, of the Company's common stock. These shares have been recorded as issued in conjunction with the acquisition of RGB.

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

The Company has not had any operations in the prior comparable periods; therefore, no such comparable periods are presented.

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

RESTATEMENTS
------------

Revenue Recognition
-------------------
The Company has restated its revenues for the fiscal quarter ended June 30, 2000 from $662,209 to $62,259 to reflect a change of the Company's reporting of certain sales revenue, reclassifying certain sales of products with the right of return as deferred revenue until such time as the right of return expires.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


Marketing Rights
----------------
The Company has restated its financial statements to reflect properly the acquisition of marketing rights acquired in connection with the acquisition on June 8, 1999 of all of the outstanding stock of RGB Technology Group, Inc. The rights acquired were for the United Kingdom, Canada, and Japan for the marketing of its ColorMax lenses and ColorMax Color Test software, and were previously sold by Kimrose Holdings Limited, a significant stockholder in the Company, to the various parties. The marketing rights have been restated to reflect the original amounts paid to Kimrose Holdings Limited before their acquisition by the Company, and to include the shares issued for these rights in the accounting for the original re-capitalization and acquisition of RGB. The previously reported un-amortized amounts related to the marketing rights totaled $1,302,933 as of June 30, 2000, which have been restated to $0 on the accompanying financial statements.

2. PATENTS

During March 2000 the Company purchased two patents and trademarks relating to soft contact lenses in the United States and in Canada for $125,000. The patents are being amortized over eight years, which is the remaining life left before the patents expire.

3. NOTES PAYABLE - RELATED PARTIES

The Company has received loans from related parties. As of June 30, 2000, notes payable to a related party totaled $83,300, due of February 1, 2001, with interest at 8%.

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

5. DISTRIBUTION RIGHTS AND PAYABLE TO RELATED PARTY

On May 1, 1999, the Company entered into a 10-year Distributorship Agreement with Kimrose, which gave the Company the right to distribute ColorMax products on an exclusive basis in the United States, Australia, and New Zealand. The agreement calls for a payment of $100,000 for the purchase of the rights. As of June 30, 2000, the Company recorded distribution rights totaling $88,333, net of accumulated amortization of $11,667 and a payable to a related party of $100,000.

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

Revenue totaled $62,259 for the three months ended June 30, 2000 and $89,709 for the six months ended June 30, 2000. There is no comparative financial information since we had not started active sales or operations in the optical area until we received FDA approval at the end of 1999 and then began sales and marketing beginning in January 2000. The increase in sales during the three months ended June 30, 2000 in comparison to revenue during the three months ended March 31, 2000 came about as we established a base of practitioners who prescribe ColorMax lenses. Sales were centered in ColorMax Doctor Test Kits and ColorMax Color Test Software. As stated in the Plan of Operations, our chief sales objective is the installation of our distributor base of authorized ColorMax Providers. All authorized ColorMax Providers must acquire a ColorMax Doctor Test Kit and Color Test Software in order to test and fit patients for ColorMax Lenses. Sales of ColorMax Lenses to patients will build once the larger installed doctor base is established. At the end of the period, there were approximately 205 authorized ColorMax Providers in the United States, Canada and Australia. Net accounts receivable totaled $80,599 as of June 30, 2000.

General and administrative expenses and research and development costs totaled $613,455 for the three months ended June 30, 2000. During the first quarter, we acquired several patents relating to soft contact lenses for colorblindness including the U.S. and Canadian Patents and Trademarks to X-Chrom Soft Contact Lenses for approximately $125,000. The X-Chrom name and trademark is well known in the optical business.

We had a net loss of $529,736 for the three months ended June 30, 2000 or $0.07 per share fully diluted. The operational loss is due to expenditures necessary to begin operations, establish a base of practitioners who will serve to distribute ColorMax corrective lenses and other products as they are introduced. We also expended funds to increase and monitor our laboratory facility and to disseminate information about our services and product line.

RESTATEMENTS
------------

Revenue Recognition
-------------------
The Company has restated its revenues for the fiscal quarter ended June 30, 2000 from $662,209 to $62,259 to reflect a change of the Company's reporting of certain sales revenue, reclassifying certain sales of products with the right of return as deferred revenue until such time as the right of return expires.

Marketing Rights
----------------
The Company has restated its financial statements to reflect properly the acquisition of marketing rights acquired in connection with the acquisition on June 8, 1999 of all of the outstanding stock of RGB Technology Group, Inc. The rights acquired were for the United Kingdom, Canada, and Japan for the marketing of its ColorMax lenses and ColorMax Color Test software, and were previously sold by Kimrose Holdings Limited, a significant stockholder in the Company, to the various parties. The marketing rights have been restated to reflect the original amounts paid to Kimrose Holdings Limited before their acquisition by the Company, and to include the shares issued for these rights in the accounting for the original re-capitalization and acquisition of RGB. The previously reported un-amortized amounts related to the marketing rights totaled $1,302,933 as of June 30, 2000, which have been restated to $0 on the accompanying financial statements.

Increasing production quality and capacity was emphasized during the second quarter. We believe that the increase in production capacity completed at the end of the period will help the Company to deliver all of its orders and keep up with demand in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $1,844,847 in the first six months of 2000 largely due to the sale of preferred stock and warrants in March. We filed a registration statement in connection with the offering and the Securities and Exchange Commission declared the registration statement effective on May 1, 2000 which was withdrawn. We anticipate that our current cash and our anticipated cash flow from operations will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

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