Form 10QSB
period 2000-09-30
COLORMAX TECHNOLOGIES INC
filed 2000-12-13
CIK 108473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File number 1-7301
                                                 ------

                           COLORMAX TECHNOLOGIES, INC.
                           ---------------------------
               (Exact name of registrant as specified in charter)

                 Delaware                              75-1329265
                 --------                              ----------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

     14251 Chambers Road Tustin, CA                       92780
     ------------------------------                       -----
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


                                      INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.

    ITEM 1.   Financial Statements (unaudited)................................................3

              Condensed Consolidated Balance Sheets
                 December 31, 1999 and September 30, 2000 (unaudited).........................4

              Condensed Consolidated Statements of Operations
                 For the three and nine months ended September 30, 2000 and 1999
                 (unaudited)..................................................................5

              Condensed Consolidated Statements of Cash Flows
                 For the nine months ended September 30, 2000 and 1999 (unaudited)............6

              Notes to Condensed Consolidated Financial Statements............................7

    ITEM 2.   Management's Discussion and Analysis............................................9


PART II

    ITEM 1.   Changes in Securities..........................................................11

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying condensed consolidated balance sheets of ColorMax Technologies, Inc. and subsidiary at September 30, 2000 (unaudited) and December 31, 1999, the condensed consolidated statements of operations for the nine months ended September 30, 2000 and 1999 (unaudited) and the three months ended September 30, 2000 and 1999 (unaudited), and the condensed consolidated statement cash flows for the nine months ended September 30, 2000 and 1999 (unaudited), have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.


                                  COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                     ASSETS

                                                                            September 30,        December 31,
                                                                                 2000                1999
                                                                            -------------       -------------
                                                                             (unaudited)
Current Assets
      Cash                                                                     1,252,845              12,299
      Accounts Receivable, net                                                    61,887               2,000
      Inventory                                                                  128,280               6,601
      Prepaid Expense                                                             47,911             194,130
                                                                            -------------       -------------

             Total Current Assets                                              1,490,923             215,030

Property and Equipment, net                                                      556,913             113,610

Other Assets
      Patents and Distribution Rights, net                                       202,219              93,333
      Deposits                                                                    12,019              21,491

                                                                            -------------       -------------
                        Total Assets                                           2,262,074             443,464
                                                                            =============       =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable                                                           209,123             108,799
      Accrued Liabilities                                                        128,969             139,438
      Current Portion of Note Payable - Related Parties                           83,300                   -
      Current Portion of Note Payable                                             41,971                   -
      Deferred Revenue                                                            14,100              14,482
                                                                            -------------       -------------
             Total Current Liabilities                                           477,463             262,719

      Payable to Related Party                                                   100,000             100,000
      Note Payable, net of current portion                                        62,438             179,300
                                                                            -------------       -------------
                   Total Liabilities                                             639,901             542,019

Commitments and Contingencies

Stockholders' Equity (Deficit)
      Series A preferred stock, $0.10 par value
             1,000,000 shares authorized
             0 (unaudited) and 0 shares issued and outstanding                         -                   -
      Series B preferred stock, $0.001 par value
             50,000,000 shares authorized
             29,150 (unaudited) and 0 shares issued and outstanding                   29                   -
      Series C preferred stock, $0.001 par value
             50,000,000 shares authorized
             0 (unaudited) and 0 shares issued and outstanding                         -                   -
      Common Stock, $0.001 par value
             100,000,000 shared authorized
             23,369,433 (unaudited) and 22,751,914 shares
             issued and outstanding                                               23,370              22,752
      Additional paid-in capital                                               4,623,046             716,723
      Accumulated deficit                                                     (3,024,272)           (838,030)
                                                                            -------------       -------------

                   Total Stockholders' Equity (Deficit)                        1,622,173             (98,555)

                                                                            -------------       -------------
                        Total Liabilities and Stockholders' Equity             2,262,074             443,464
                                                                            =============       =============

   The accompanying notes are an integral part of these financial statements.

                                           COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                              For the Three Months Ended            For the Nine Months Ended
                                                                     September 30,                         September 30,
                                                           ------------------------------       ------------------------------
                                                               2000             1999                2000             1999
                                                           -------------    -------------       -------------    -------------
                                                            (unaudited)      (unaudited)         (unaudited)      (unaudited)

SALES                                                      $    139,841     $      3,150        $    229,550     $      3,150

COST OF SALES                                                    13,956                -              22,310                -
                                                           -------------    -------------       -------------    -------------
       Gross Profit                                             125,885            3,150             207,240            3,150
                                                           -------------    -------------       -------------    -------------
EXPENSES

       General and Administration                               880,914          859,469           2,396,569          859,469
       Amortization                                               6,557                -              16,114                -
       Depreciation                                              15,914            2,448              26,685            2,448
                                                           -------------    -------------       -------------    -------------
       Total Expenses                                           903,385          861,917           2,439,368          861,917

Other Income, net                                                 5,074                -              45,886                -
                                                           -------------    -------------       -------------    -------------
       Net Loss                                                (772,426)        (858,767)         (2,186,242)        (858,767)

Preferred Stock Dividends                                       (50,983)               -          (1,223,586)               -
                                                           -------------    -------------       -------------    -------------

Net Loss Available to Common Shareholders                  $   (823,409)    $   (858,767)       $ (3,409,828)    $   (858,767)
                                                           =============    =============       =============    =============

Basic and Diluted Loss Per Common Share                    $      (0.04)    $      (0.12)       $      (0.15)    $      (0.12)
                                                           =============    =============       =============    =============
Weighted-Average Shares Outstanding                          23,161,230        7,264,155          22,962,075        7,019,892
                                                           =============    =============       =============    =============

   The accompanying notes are an integral part of these financial statements.


                                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------


                                                                    For the Nine          For the Nine
                                                                    Months Ended          Months Ended
                                                                    September 30,         September 30,
                                                                        2000                  1999
                                                                    ------------          ------------
                                                                     (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                            $(2,186,242)          $  (858,767)

Adjustments to reconcile net loss
to net cash used in operating activities

       Amortization                                                      16,114                     -
       Depreciation                                                      26,685                 2,448
       Bad Debt Expense                                                  69,330                     -
       Issuance of Common Stock as Compensation Expense                 252,000               686,669
       Changes in Accounts Receivable                                  (129,217)               (2,000)
       Changes in Inventory                                            (121,679)                    -
       Changes in Prepaid Expenses and Deposits                         155,691               (30,613)
       Changes in Accounts Payable                                      100,323               111,168
       Changes in Accrued Liabilities                                   (10,469)                    -
       Change in Deferred Revenue                                          (382)                     -
                                                                    ------------          ------------
             Net Cash used in Operating Activities                   (1,827,846)              (91,094)
                                                                    ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of Equipment                                           (469,988)              (35,319)
       Purchase of Patents and Distribution Rights                     (125,000)                    -
                                                                    ------------          ------------
             Net Cash used in Investing Activities                     (594,988)              (35,319)
                                                                    ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from Notes Payable                                      382,000                53,300
       Payments on Notes Payable                                       (373,590)                    -
       Proceeds from Issuance of Common Stock                                 -               100,000
       Proceeds from Issuance of Preferred Stock                      3,654,970                     -
                                                                    ------------          ------------
             Net Cash Provided by Financing Activities                3,663,380               153,300
                                                                    ------------          ------------
Net Increase in Cash                                                  1,240,546                26,887

Cash at Beginning of Period                                              12,299                     -
                                                                    ------------          ------------
Cash at End of Period                                               $ 1,252,845           $    26,887
                                                                    ============          ============

   The accompanying notes are an integral part of these financial statements.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


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

3. NOTES PAYABLE - RELATED PARTIES

The Company has received loans from related parties. As of September 30, 2000, the note payable to a related party totaled $83,300. The note accrues interest at 8% and is due on February 1, 2001.

                   COLORMAX TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


4. MARKETING RIGHTS

The Company acquired the distribution rights to Colormax products in the United Kingdom, Canada, and Japan from Harvest Capital Management, Inc., Nano Material Science, Inc., and GemGroup, Inc., respectively, in exchange for 4,000,000, 4,000,000, and 6,000,000 shares of the Company's common stock. These shares have been issued in conjunction with the acquisition of RGB.

5. DISTRIBUTION RIGHTS AND PAYABLE TO RELATED PARTY

On May 1, 1999, the Company entered into a 10-year Distributorship Agreement with Kimrose, which gave the Company the right to distribute ColorMax products on an exclusive basis in the United States, Australia, and New Zealand. The agreement calls for a payment of $100,000 for the purchase of the rights. As of September 30, 2000, the Company recorded distribution rights totaling $85,833, net of accumulated amortization of $14,167 and a payable to a related party of $100,000.

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

OVERVIEW

ColorMax distributes and develops products to help improve color vision discrimination for people who suffer from genetic colorblindness. Our principal product, ColorMax Color Vision Enhancement Lenses, is designed as a corrective aid for red and green colorblindness. The Food and Drug Administration ("FDA") has cleared ColorMax Color Vision Enhancement Lenses for marketing as prescription optical aid for the treatment of congenital red-green color vision defiencies.

PLAN OF OPERATION

ColorMax is the first company to receive FDA clearance for its optical aid for genetic colorblindness. As the "first mover" in this emerging market, the company's plan for the following 12 months includes aggressive expansion of its marketing operations and the increase in our manufacturing capabilities.

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

Our research and development is directed toward new procedures and products which may prove useful in the detection, diagnosis and treatment of colorblindness. Currently, we are developing ColorMax Soft Contact Lenses and intends on seeking regulatory approval. We intend to distribute ColorMax Soft Contact Lenses through our authorized ColorMax Providers.

The Company's plan for growth may require the acquisition of additional machinery and equipment to increase manufacturing output to supply ColorMax products throughout the world. It may also be necessary for the Company to recruit and hire beyond its current personnel levels to implements its plans for the year. We anticipate that our current cash and our anticipated cash flow from operations will be sufficient to meet our working capital needs for the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes our operations.

Revenues totaled $139,841 for the three months ended September 30, 2000 and $229,550 for the nine month period ended September 30, 2000. The third quarter sales for the three months ended September 30, 1999 were lens orders from the original pilot program. The increase in sales during the three months ended September 30, 2000 in comparison to revenue during the three months ended June 30, 2000 came about as we established a base of practitioners who prescribe ColorMax lenses. Sales were centered in ColorMax Doctor Test Kits and ColorMax Color Test Software. As stated in the Plan of Operations, our chief sales objective is the installation of our distributor base of authorized ColorMax Providers. All authorized ColorMax Providers must acquire a ColorMax Doctor Test Kit and Color Test Software in order to test and fit patients for ColorMax Lenses. Sales of ColorMax Lenses to patients will build once the larger installed doctor base is established. At the end of the period, there were approximately 300 authorized ColorMax Providers in the United States, Canada and Australia. Net accounts receivable totaled $61,887 as of September 30, 2000.

General and administrative expenses and research and development costs totaled $2,396,569 for the nine months ended September 30, 2000. During the first quarter, we acquired several patents relating to soft contact lenses for colorblindness including the U.S. and Canadian Patents and Trademarks to X-Chrom Soft Contact Lenses for approximately $125,000. The X-Chrom name and trademark is well known in the optical business.

We had a net loss of $772,426 or $0.04 per share fully diluted for the three months ended September 30, 2000. The year to date operational loss is due to expenditures necessary to begin operations, establish a base of practitioners who will serve to distribute ColorMax corrective lenses and other products as they are introduced. We also expended funds to increase and monitor our laboratory facility and to disseminate information about our services and product line.

Adjustments were made to revenues for the quarters ended March 31, 2000 and June 30, 2000 to reclassify sales with terms that included the right of return as deferred revenue until such time that the right of return expires. During the quarters ended March 31, 2000 and June 30, 2000, the Company made significant sales with terms that included the right to return. ColorMax anticipates that for those sales with return rights revenue will be recognized once such rights have expired.

Increasing production quality and capacity was emphasized during the third quarter. We believe that the increase in production capacity completed at the end of the period will help the Company to deliver all of its orders and keep up with demand in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $1,240,546 in the first nine months of 2000 largely due to the sale of preferred stock and warrants in March. We filed a registration statement in connection with the offering and the Securities and Exchange Commission declared the registration statement effective on May 1, 2000 which was withdrawn. We anticipate that our current cash and our anticipated cash flow from operations will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

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